Form 10-K
period 1997-12-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1998-05-14
CIK 1051719, 1052971, 1052972, 1052973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ---------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997 Commission file number 333-43619.
Note: Pursuant to Rule 15d-2 under the Exchange Act, this Report includes only a "special financial report" for the year ended December 31, 1997 and, at the Registrant's initiative, Management's Discussion and Analysis of Financial Condition and Results of Operations.


                          UNITED DEFENSE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
                                ---------------

              Delaware                                         52-2059782
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                         CO-REGISTRANTS AND GUARANTORS
             IRON HORSE INVESTORS, L.L.C.       DELAWARE 52-2059783
             UDLP HOLDINGS CORP.                DELAWARE 52-2059780
             UNITED DEFENSE L.P.                DELAWARE 54-1693796


                                ---------------

                        1525 Wilson Boulevard, Suite 700,
                         Arlington Virginia, 22209-2411
                                  (703)312-6100
        (Address and telephone number of principal executive offices of
                       Registrant and each Co-Registrant)
                                ---------------

Securities registered pursuant to Section 12(b)of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None as of May 11, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of May 11, 1998:

                                    No. of Shares    Par Value
                                    -------------    ---------
United Defense Industries, Inc.        100,000         $0.01
Iron Horse Investors, L.L.C.            -NONE-
UDLP Holdings Corp.                      1,000         $0.01
United Defense, L.P.                    -NONE-

ITEMS 1-4.    NOT REQUIRED PURSUANT TO RULE 15D-2 UNDER THE SECURITIES EXCHANGE
              ACT OF 1934

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; USE OF PROCEEDS

United Defense Industries, Inc. (the "Company") filed a Registration Statement (Commission File No. 333-43619) with the Securities and Exchange Commission for the public offering to exchange (the "Exchange Offer") $200,000,000 of its privately placed 8 3/4% Senior Subordinated Notes due 2007 (the "Private Notes") for $200,000,000 registered 8 3/4% Senior Subordinated Notes due 2007 (the "Notes"). The Registration Statement became effective on February 17, 1998. No proceeds were received by the Company from the Exchange Offer. The proceeds from the Private Notes issued on October 6, 1997 were used to pay a portion of the acquisition purchase price and related fees and expenses for United Defense, L.P.

ITEM 6. NOT REQUIRED PURSUANT TO RULE 15D-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations (including "Overview-Business Environment;" "Joint Ventures;" "Environmental Matters" and "Liquidity, Capital Resources and Financial Condition") contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the Company's ability to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with the Company's international operations and joint ventures; termination of government contracts due to unilateral government action; and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the

Company's Registration Statement on Form S-4, SEC File Number 333-43619, which is available on the internet at the SEC's web page, www.sec.gov (the "Form S-4").

         The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

INTRODUCTION

         In October 1997, Iron Horse Investors, L.L.C. ("Iron Horse") was funded with $173 million of equity capital which was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense, L.P. ("UDLP") from FMC Corporation ("FMC") and Harsco, Inc. (the "Sellers") pursuant to an acquisition agreement (the "Acquisition Agreement").

         The Company is the only operation of Iron Horse. Accordingly, the same Management's Discussion and Analysis of Financial Condition and Results of Operations is presented for both Iron Horse and the Company. The Company's subsidiary guarantors, UDLP Holding Corp. and UDLP, are directly or indirectly wholly owned and both of those subsidiary guarantors have guaranteed the Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate audited financial statements of those guarantor subsidiaries are not provided herein.

OVERVIEW

         The Company is a leading supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense and a number of allied military forces worldwide. For a discussion of the Company's business and principal operating programs, see the Form S-4.

         BUSINESS ENVIRONMENT. Approximately 85% of the Company's 1997 sales were to the U.S. government, primarily to agencies of the DoD (including the DoD's Foreign Military Sales program, hereinafter "FMS sales"), or through subcontracts with other government contractors. The majority of the Company's programs are funded under the Weapon & Tracked Combat Vehicles ("W&TCV") procurement budget, which includes personnel and crew-served weapons and heavy TCVs, in addition to the medium/light class of TCVs that the Company produces. The W&TCV procurement has ranged from a high of $6.0 billion in procurement funding for the U.S. government's fiscal year ended September 30 ("Fiscal") 1983 down to $0.9 billion for Fiscal 1993 and Fiscal 1994. Such expenditures have increased to a level of $1.3 billion in Fiscal 1998. A number of the Company's programs are funded through other DoD procurement budgets.

         Management believes that the emphasis of the DoD on enhancing military preparedness within a declining procurement budget environment has resulted and will continue to result in increased emphasis on upgrading and extending the life of existing equipment and systems, including those currently supplied by the Company. Management believes this trend favors large, established contractors such as the Company that are qualified to perform sole-source contracts for product design, development, manufacture, field and support and subsequent upgrades.

         CONTRACTING PROCESS. Government procurement initiatives for significant new armaments programs (including major upgrades) are generally completed in four primary sequential phases, each of which generally constitutes a separate authorization decision and a separate, progressively larger, business opportunity. The first award is a Demonstration and Validation ("DemVal") contract, for construction of prototypes and demonstration of performance capabilities and advantages. The second phase is an Engineering and Manufacturing Development ("EMD") contract, to demonstrate the ability to manufacture the systems cost-effectively on a large scale. The third phase, Low Rate Initial Production ("LRIP"), introduces the system into production for and delivery to U.S. government customers for final evaluation prior to the fourth phase, which is Full Rate Production ("FRP"). There is frequently competitive bidding at one or more phases, although the prime contractor at the DemVal and/or EMD phases often has a competitive advantage in successfully bidding on the LRIP and FRP phases. Each phase also represents a separate opportunity for the U.S. military to prioritize programs and reassess budgetary authority and the annual appropriation for each phase also requires separate Congressional approval.

         PRODUCT LIFE-CYCLES. The Company's major products typically undergo a product life-cycle from early development to mature production, including aftermarket support and upgrades. During this life-cycle, it is not uncommon for next generation or competing systems to begin to capture U.S. defense budget dollars. This has typically resulted in line-item budget dollar shifts between programs. For example, while the Company's production of the M109 self-propelled howitzer has declined as the program has evolved toward the end of its life-cycle, the Company's production of the A6 Paladin and development work for the Crusader has increased. Export sales and foreign joint venture and co-production businesses tend to mitigate the effect of these trends and extend product life cycles, as mature U.S. vehicles and systems frequently continue to be attractive to international customers, allowing exporters to leverage their experience and capital base.

         RESTRUCTURING. In October 1994, the Company entered into an advance agreement ("Advance Agreement") with the DoD. Under the terms of the Advance Agreement, the Company is permitted to defer certain costs that were incurred from January 1, 1994 through June 30, 1996 associated with consolidation and restructuring of its Ground Systems Division businesses. Costs deferred are being allocated ratably to contracts with the U.S. Department of Defense over thirty-six months ending December 31, 1998. The deferred asset balance was down to $12.7 million at year end 1997. Amortization from inception to date relating to the Advance Agreement for the period ended December 31, 1997 was $25.3 million. Because the costs incurred are allowable as costs under the Company's U.S. government contracts, they are generally reflected in the Company's pricing.

         VARIABILITY IN QUARTERLY AND ANNUAL PERFORMANCE. The Company's operating performance frequently varies significantly from period to period, depending upon the terms and schedules for the Company's contracts, export sales, and, in particular, the award or expiration of one or more contracts and the timing of manufacturing and delivery of products under such contracts. As a result, period-to-period comparisons may show substantial increases and decreases disproportionate to underlying business activity and results for any given period should not be considered indicative of longer term results. Performance can also be materially affected by the timing and amount of dividends from the Company's Turkish and Saudi joint ventures, which has generally resulted in higher earnings during the first quarter of the year when such dividends are received.

         EXPORT SALES. Export sales (including FMS sales to foreign governments transacted through the U.S. government) were $353.6 million, $194.2 million and $216.4 million during 1997, 1996 and 1995 respectively. The substantial increase in 1997 was due primarily to large shipments of vehicles and upgrade kits to customers in Asia. Substantially all of the Company's export sales are made in U.S. dollars. In certain cases, the Company arranges to provide letters of credit to support advance payments that are received against future deliveries and in certain cases to provide performance guarantees.

         Increasingly, foreign governments have been demanding offset obligations when they award contracts. An offset involves the Company purchasing goods or services from or otherwise providing value to the customer's country. If the obligations are not met, the Company must pay a penalty to the foreign government for not meeting the obligations. As of December 31, 1997, the Company's offset exposure for foreign purchases was approximately $7.7 million, excluding offset obligations for the Company's foreign joint ventures. The Company has yet to incur a penalty on any of its offset obligations.

         IMPACT OF YEAR 2000. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activity.

         Based on an assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

         The Company also is currently surveying its supplier base to verify that the suppliers have addressed the year 2000 issue.

         The Company will utilize both internal and external resources to replace or reprogram and test the software for the year 2000 issue. The Company anticipates completing its year 2000 projects by the Second Quarter 1999, which is prior to any impact on operating systems. The total cost of year 2000 projects is currently estimated at $28 million and is being funded through operating cash flows. The Company expects to capitalize the majority of cost attributable to the purchase and implementation of new hardware and software. The remaining cost will be expensed as incurred. Through December 31, 1997, the Company has incurred approximately $5 million related to the assessment of the year 2000 issue and implementation of plans to replace or modify its operating systems.

         The costs of the project and the date on which the Company believes it will complete the year 2000 projects are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the success of implementing new systems, the availability and cost of personnel trained in this area, the impact of the Year 2000 issue on customers and suppliers and the ability to locate and correct all relevant computer codes and similar uncertainties.

JOINT VENTURES

         FNSS-TURKEY. The Company's investment in FNSS-Turkey is carried at cost since there is uncertainty regarding the Company's ability to control the repatriation of earnings. Royalties are reported as revenues, while dividends are reported as earnings from foreign affiliates. Dividends and royalties are paid in U.S. dollars.

         Turkey has experienced high inflation and its currency, the Turkish lira, has consistently fallen in value over several years against the U.S. dollar. FNSS-Turkey receives payments from its customer, T.C. Savunma Sanayii Mustesarligi ("SSM") in Turkish lira, and pricing under the contract is calculated annually based on scheduled product deliveries pursuant to a formula designed to adjust such pricing for, among other things, fluctuations in the value of the Turkish lira against the U.S. dollar. Upon receipt of such payments, FNSS-Turkey promptly converts Turkish lira into hard currency. As a result, management believes that the terms of FNSS-Turkey's contract with the Turkish government have generally protected FNSS-Turkey against the impact of the devaluation of the Turkish lira. However, FNSS-Turkey is adversely affected by depreciation of the Turkish lira if there is a delay in payment after calculation of pricing under the contract. For example, when a delivery schedule is delayed, FNSS-Turkey is adversely affected unless a pricing adjustment is negotiated to give effect to any devaluation in the Turkish lira between the time the products were priced under the contract and the delayed delivery dates. Such an adjustment was made after protracted negotiations when delivery schedules were first extended in 1996.

         In February 1996, a fire occurred at the FNSS-Turkey vehicle production facility which destroyed a warehouse and the majority of production parts on site. The plant resumed production in late 1996; however, the work stoppage caused by the fire had a significant negative impact on royalties received from FNSS-Turkey in 1996 and negatively impacted dividends received in 1997. The Turkish government, which is responsible for delivering turrets for one of the vehicle models produced by FNSS-Turkey, has experienced difficulties in meeting the production schedule and, as a result, has paid FNSS-Turkey for a number of vehicles that are parked and awaiting delivery of turrets. The Turkish government has refused to continue this practice, and has agreed to a revised delivery schedule along with corresponding pricing adjustments, which management believes will not have a material impact on royalty and dividend receipts.

         FNSS-Turkey is required by its agreement with SSM to achieve a significant level of export sales by 2000 to meet the "offset" requirements of the contract or pay a penalty of 9% of the unpaid offset obligations to SSM. Such payment could be as high as $32.0 million if no additional offset sales are completed. A potential award which would approximately halve the remaining liability is being pursued, but is unlikely to be realized, if at all, earlier than 1999 due to the current economic turmoil in Asia. There can be no assurance that FNSS-Turkey will be able to complete this potential sale or fulfill its offset obligations. Management believes that the time frame for meeting the offset deadline may be extended to some extent to accommodate changes in the production schedule, although no assurance can be given that this will occur.

         FMC-ARABIA. FMC-Arabia has two major FMS contracts through the DoD to provide services to the Royal Saudi Land Forces Infantry Corps, one for Contractor Logistical Support ("CLS") and the other for M113 modernization. Because of overall budgeting constraints affecting the Saudi Arabian government, the funding for both the M113 and CLS programs has been substantially reduced, with the result that FMC-Arabia is expected to operate both programs at only a nominal level for the remainder of 1998. The Company is continuing to work with the Saudi Arabian government in an effort to arrange increased and more stable funding for the programs, but there can be no assurance as to when or whether such funding will be provided.

         FMC-Arabia is treated as a partnership for United States tax purposes. UDLP is the beneficiary of a "tax holiday," granted by the Kingdom of Saudi Arabia, with respect to its proportionate share of FMC-Arabia's income and loss. The "tax holiday" granted by the Kingdom of Saudi Arabia expires in April 1999, and the Company is attempting to extend the tax holiday beyond April 1999. Due to the uncertainty of extending the tax holiday, UDLP may incur taxes on its proportionate share of FMC-Arabia's income at the Saudi Arabian statutory tax rate of up to 45% beginning in April 1999, although the Company should be eligible for a foreign tax credit with respect to such taxes.

RESULTS OF OPERATIONS

         On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP and certain other related business assets of the Sellers. The purchase price including expenses was $880.0 million subject to adjustment as provided in the Acquisition Agreement.

         The Acquisition was accounted for using the purchase method of accounting. The excess purchase price over the book value of the net assets acquired was preliminarily allocated to inventory; property, plant and equipment; other tangible assets and intangible assets based on independent appraisals and management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

         As a result of the adjustments to the carrying value of the assets and liabilities pursuant to the Acquisition, the financial position and results of operations for periods subsequent to the Acquisition are not readily comparable to amounts for periods prior to the Acquisition. As a result, the Company is presenting comparisons of its 1997 Fiscal fourth quarter separately from the nine months ended September 30, 1997.

         Financial information for the nine months ended September 30, 1997 and the three months ended December 31, 1997 is presented in the accompanying financial statements. For comparison purposes, the following table depicts the results of operations unaudited for nine months ended September 30, 1996 and three months ended December 31, 1996:


                                         Nine Months             Three Months
                                            ended                    ended
                                      September 30, 1996       December 31, 1996
                                      ------------------       -----------------

Revenue:
   Sales                                     $745,922                $283,411

Costs and expenses:
   Cost of sales                              595,562                 225,283
   Selling, general and
      administrative expenses                  89,992                  38,463
   Research and development                     9,143                   3,710
                                             --------                --------
      Total expenses                          694,697                 267,456

   Earnings related to investments
      in foreign affiliates                    31,243                     673
                                             --------                --------
Income (loss from operations)                  82,468                  16,628

Other Income (expense)
   Interest income                              2,024
   Interest expense                                                       (91)
   Miscellaneous, net                               0                       0
                                             --------                --------

Income (loss) before taxes                     84,492                  16,537
Provision for income taxes                          0                   2,859
                                             --------                --------

Net Income (loss)                            $ 84,492                $ 13,678


         THREE MONTHS ENDED DECEMBER 31, 1997 (FOURTH QUARTER 1997) COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996 (FOURTH QUARTER 1996).

         REVENUE. Revenue increased $59.2 million, or 20.9%, to $342.6 million in the Fourth Quarter 1997 from $283.4 million for the Fourth Quarter 1996.
The primary reasons for the increase were the ramp up in the Crusader program and the M109 A6 Paladin programs, a large shipment of armored personnel carriers to Thailand, an increased shipment in naval guns and vertical launchers and higher sales from the upgrade of M113 vehicles for the U.S. These increases were partially offset by a decline in sales of vehicle kits for foreign customers, and a decline in royalties from FNSS-Turkey due to a delay in customer acceptance.

         GROSS PROFIT. Gross profit for the Fourth Quarter 1997 declined by $39.8 million, or 68.3%, from the comparable period in 1996. The gross margin percentage declined to 5.4% of sales for the Fourth Quarter 1997 versus 20.6% for the Fourth Quarter 1996. The primary reason for the decline is a result of the depreciation and amortization of the increased values of assets established in connection with the allocation of the purchase price from the Acquisition. Otherwise, gross profit in the 1997 period was higher compared with the prior year, consistent with the increased sales described above and higher award fees on the Crusader program. As a percentage of sales (before the effects of the Acquisition), gross margin declined due to proportionately greater sales of lower margin engineering and development contracts (such as the Crusader program) compared with proportionately higher sales of higher margin production contracts such as the Bradley Fighting Vehicle A0-A2 upgrade program in the 1996 period, the decline in royalties from FNSS-Turkey due to a delay in customer acceptance and the reclassification of certain costs in the Armament Systems Division from general and administrative to cost of production.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses declined by $3.6 million, or 9.6%, to $34.9 million for the Fourth Quarter 1997 from $38.5 million for the Fourth Quarter 1996. The favorable variance is attributed to the absence of charges for corporate services formerly provided by FMC (which exceeded the costs of comparable services currently being performed by the Company), the reclassification of certain costs in the Armament Systems Division formerly recorded as general and administrative to cost of production, lower pension costs and the realization of benefits of the consolidation of the Ground Systems Division business. (See "Overview--Restructuring," above). These savings were partially offset by the increase in amortization of goodwill and other intangible assets associated with the Acquisition.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $.8 million, or 22.9%, to $4.6 million for the Fourth Quarter 1997 from $3.7 million in 1996. The increase is due to the addition of research and engineering services that were previously not provided by the Company but were acquired from FMC.

         EARNINGS RELATED TO FOREIGN AFFILIATES. As is generally the case in the Company's fourth quarter, earnings from foreign affiliates were not material in either year.

         INTEREST EXPENSE. Interest expense in the fourth quarter of 1997 was $15.6 million. The interest expense is a result of $200,000,000 8 3/4% Senior Subordinated Notes (the "Notes") and other debt incurred in connection with the Acquisition.

         TAXES. Historically, the Company has not been subject to federal income tax because it was a partnership. The only taxes paid were for the Foreign
Sales Corporation. For the Fourth Quarter 1997, the Company was in a loss position and therefore did not have a tax provision.

         NET INCOME. As a result of the foregoing, including the addition of interest expense and increased non-cash depreciation and amortization associated with the Acquisition as discussed above, there was a net loss of $36.3 million in the Fourth Quarter 1997 compared with net income of $13.7 million for the Fourth Quarter 1996.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 ("NINE MONTHS 1997") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 ("NINE MONTHS 1996")

         REVENUE. Revenue increased $168.0 million, or 22.5% to $913.9 million for the Nine Months 1997 from $745.9 million for the Nine Months 1996. The primary reasons for the increase were the ramp-up of the Crusader program, revenue from the Company's involvement in the August 1996 privatization of the Louisville Naval Ordnance Station, an increase in sales resulting from the M109 A6 Paladin upgrade contract, the shipment of amphibious assault vehicles under a contract with Brazil, and initial shipments of M113 armored personnel carriers under a contract with Thailand. These increases were partially offset by lower sales of armored gun and composite armored vehicle development systems, which were essentially complete in 1996.

         GROSS PROFIT. Gross profit increased $8.8 million, or 5.9%, to $158.9 million for the Nine Months 1997 from $150.3 million for the Nine Months 1996. Gross margin declined to 17.4% of sales for the Nine Months 1997 from 20.1% for the Nine Months 1996. Gross profit for the Nine Months 1997 was favorably impacted by increased sales of new production units compared to the Nine Months 1996, and higher award fees on the Crusader program. The margin impact of this improvement was more than offset by approximately $13.5 million of non-cash charges recorded for the quarter ended September 1997 for changes in estimated contract profitability related to contractual issues with customers and other matters resulting from the periodic reassessment of the estimated profitability of contracts in progress. Additionally, gross profit for the Nine Months 1996 was favorably impacted by a $14.3 million price adjustment with the U.S. government on a gun and mount procurement contract. Gross profits were negatively impacted by a non-cash LIFO charge of $8.0 million for the Nine Months 1997 and $7.1 million for the Nine Months 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.4 million, or 1.6%, to $91.4 million for the Nine Months 1997 from $90.0 million for the Nine Months 1996. The increase is attributed to higher agent commissions related to foreign contracts, increased bid and proposal activity for the pursuit of new contracts, the costs associated with installing new automated business systems, and the costs related to the operation of the Louisville Naval Ordnance Station in 1997. Substantially offsetting these increases were the realization of the benefits of the consolidation of the Ground Systems Division business and the reclassification of certain costs in the Armament Systems Division business from general administrative to cost of sales.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $3.0 million, or 33.0%, to $12.1 million for the Nine Months 1997 from $9.1 million for the Nine Months 1996. The majority of the increased expense was for development work on new launching systems for the U.S. Navy, as well as modest spending increases on most other programs.

         EARNINGS RELATED TO INVESTMENTS IN FOREIGN AFFILIATES. Earnings from foreign affiliates decreased $17.8 million, or 56.9%, to $13.5 million for the Nine Months 1997 from $31.3 million for the Nine Months 1996. This decrease was due to an $18.5 million decrease in dividends received from FNSS-Turkey, primarily as a result of fire-related destruction of part of its production facility in February 1996. This decrease was partially offset by an increase of $0.7 million in earnings for the Nine Months 1997 primarily from the positive impact of a new contract at FMC-Arabia. This increase from FMC-Arabia would have been $4.6 million excluding the impact on the Nine Months 1996 of changing the accounting method for this investment from the cost method to the equity method beginning January 1996.

         NET INCOME. As a result of the foregoing, including the $17.8 million decline in earnings from foreign affiliates, net income decreased $15.6 million, or 18.5%, to $68.9 million for the Nine Months 1997 from $84.5 million for the Nine Months 1996.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         REVENUE. Revenue increased $61.8 million, or 6.4%, to $1,029.3 million for 1996 from $967.6 million for 1995. The primary reasons for the increase were increased revenue from the Crusader program, the continued ramp-up of sales on the M109 A6 Paladin upgrade program, sales on a new contract to privatize the operations of the Louisville Naval Ordnance Station and increased sales on the Mk41 VLS program for the U.S. Navy after resumption of production on the program. These increases were partially offset by lower sales due to a reduction of deliveries of new production units for tracked combat vehicle product lines, notably foreign sales of M109 howitzers.

         GROSS PROFIT. Gross profit decreased $12.4 million, or 5.6%, to $208.5 million for 1996 from $220.9 million for 1995. Gross margin declined to 20.3% of sales for 1996 from 22.8% of sales for 1995. The decrease in gross margin was due to a shift from a greater percentage of sales of higher margin new production units in 1995 to a greater percentage of lower margin engineering development and vehicle upgrade program sales in 1996. Also, royalties declined $9.0 million in 1996 due to a significant curtailment in deliveries by the joint venture in FNSS-Turkey as a result of fire-related destruction of part of its production facility in February 1996. These reductions were partially offset by the favorable impact of the 1996 settlement of a $14.3 million claim with the U.S. government on a gun and mount procurement contract. Gross profits were negatively impacted by non-cash LIFO charges of $6.3 million in 1996 and $5.9 million in 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.8 million, or 4.7%, to $128.5 million for 1996 from $122.7 million for 1995. The increase was due primarily to increases in employee benefit related costs, increased staffing costs related to the ramp-up of the Crusader program and increased costs related to operation of the Louisville Naval Ordnance Station, partially offset by reductions of expenses resulting from realization of the benefits of the consolidation of the Ground Systems Division business.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.4 million, or 3.5%, to $12.9 million for 1996 from $12.4 million for 1995.

         EARNINGS RELATED TO INVESTMENTS IN FOREIGN AFFILIATES. Earnings from foreign affiliates increased $10.5 million, or 49.2%, to $31.9 million for 1996 from $21.4 million for 1995. Dividends received from FNSS-Turkey increased $3.9 million as a result of the shipment of more profitable units while earnings related to FMC-Arabia increased by $6.6 million, of which $3.8 million was due to the effect of changing from the cost method to the equity method for this investment beginning January 1996 and $2.8 million was due to increased sales at FMC-Arabia.

         NET INCOME. As a result of the foregoing, net income decreased $9.5 million, or 8.8%, to $98.2 million for 1996 from $107.7 million for 1995.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         The Company's liquidity requirements depend on a number of factors relative to the timing of production and deliveries under its U.S. government and direct foreign sales ("DFS") contracts. The Company generally receives progress payments on U.S. government contracts, including FMS sales, and it generally negotiates for the payment of advances from customers on DFS contracts. Advances on DFS contracts vary depending on the specific programs involved, while progress payments on U.S. government contracts are at a percentage of contract expenditures. These payments reduce the need for Company-financed working capital and changes in working capital between periods are frequently due to program status changes and the level of such payments for the specific programs by period. Cash and net assets from the Company's subsidiaries and joint ventures are not restricted by contract, regulatory authority or the organizational documents of the Company, or its subsidiaries or joint ventures, except that the Company's joint ventures require unanimous vote of the joint venture parties prior to distributions.

         CASH PROVIDED BY OPERATING ACTIVITIES. Cash provided by operating activities for the combined Nine Months 1997 and Fourth Quarter 1997 (the combined periods of 1997) totaled $188.1 million. This compares with $81.1 million and $94.7 million for the years ending December 31, 1996 and 1995, respectively. Although net income in the combined periods of 1997 was $65.5 million lower than 1996, cash from operations increased in 1997 as compared with 1996 primarily due to non-cash items related to depreciation and amortization of the increased values of assets established in connection with the allocation of the purchase price of the Acquisition and changes in inventory, which declined by $108.4 million in the combined periods of 1997 versus an increase of $113.5 million in 1996. There was a significant build up in inventory in 1996 to support foreign sales to Thailand, Austria and Brazil and also for VLS launcher sales. In 1997, all of the shipments occurred for the three foreign programs mentioned above permitting the liquidation of the inventory build up from 1996. The 1997 inventory reduction was also due in part to the depletion of market value established for the inventory in connection with the Acquisition versus the lower, original carrying value. The favorable impact related to the change in inventory balances was partially offset by changes in advance payment balances. Advance payments contributed $64.7 million to cash flow in 1996, mainly from the programs that caused the inventory build, but only $2.4 million in 1997 as the liquidation of the advances from the three foreign programs mentioned above substantially offset advances from new contracts with foreign customers in Greece, Thailand and Spain. Finally, cash flow from operations was adversely impacted in 1996 by a reduction in accounts payable of $26.6 million due to the timing of spending and the payment cycle for major subcontractors.

         The decrease in cash from operations in 1996 as compared to 1995 was primarily the result of changes in inventories, accounts payable and advanced payments. The inventory build-up for 1996 of $113.5 million was described above while the increase in 1995 was the result of a $49.3 million inventory build-up to support a program to build a component for a submarine and the VLS launcher program. The negative impact on cash from operations of increased inventories was partially offset by increased advanced payments of $64.7 million in 1996, predominantly related to the various programs with increased inventories. Also impacting cash from operations for 1995 was the favorable effect of higher levels of accounts payable of $25.8 million in 1995 due to a difference in the timing of spending. Accounts payable returned to more normal levels in 1996 hereby adversely affecting 1996 operating cash flow by approximately $26.6 million. Operating cash flow for 1995 also was adversely impacted by approximately $23.5 million of costs related to the consolidation and restructuring of the Ground Systems Division businesses. This program incurred its highest expenditures in 1995.

         CASH USED IN INVESTING ACTIVITIES. The predominant activity for cash used in investing was the $838.9 million cash payment in 1997 to fund the Acquisition. Other investing activity included capital spending and disposals and short term investments with FMC. Capital spending was $32.9 million, $22.4 million and $24.1 million for the years ending December 31, 1997, 1996 and 1995, respectively. Capital spending is primarily related to spending for information technology including the acquisition of software, simulation labs and expenditures relating to consolidation activity. The Company anticipates that its capital spending in 1998 will be comparable to 1997 with a large part of the expenditures for implementation of new integrated business information systems, which among other things, will address year 2000 issues.

         FINANCING ACTIVITIES AND CAPITAL RESOURCES. Prior to the Acquisition, UDLP was financed primarily with cash flow from operations. Most of the operating cash flow not reinvested in the business was distributed to FMC and Harsco. Concurrently with the Acquisition, the Company entered into a Senior Credit Facility, consisting of $495.0 million of term loans, of which $445.0 million was outstanding initially, and a $230.0 million revolving credit facility, of which $12.0 million in borrowings were outstanding initially and issued $200 million of Senior Subordinated Notes ("Notes"). The Company also issued a $50.0 million Seller Note to the Sellers, which is expected to be repaid with $50.0 million of additional term loans under the Senior Credit Facility. As of December

31, 1997, the outstanding term loans had been reduced by $47.2 million to $397.8 million. See Note 8 of Notes to Consolidated Financial Statements.

         Based upon its current level of operations, management believes that the Company's cash flow from operations, together with available borrowings under its Senior Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, research and development expenditures and interest payments and scheduled principal payments on its indebtedness (including the Senior Credit Facility and the Notes). There can be no assurance, however, that the Company's business will continue to generate cash flow from operations at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments to pay interest or to refinance its indebtedness depends on its future performance and financial results which to a certain extent, are subject to general economic, financial, competition, legislative, regulatory, and other factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness or make necessary capital expenditures.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to Environmental Laws. The Company spends certain amounts annually to maintain compliance with Environmental Laws and to remediate contamination, as required by certain Environmental Laws.

         Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government ("Allowable Costs"). Such costs have not been material in the past and, based on information presently available to the Company and on Environmental Laws and U.S. government policies relating to Allowable Costs in effect at this time (all of which are subject to change), are not expected to have a material adverse effect on the Company's financial condition, results of operations or debt service capability, although no assurance can be given that this will be the case.

         As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to cover remediation costs that are not allowable costs under its U.S. government contracts ("Non-Allowable Costs") and does not expect that such costs will materially adversely affect the Company's financial condition or debt service capability, although no assurance can be given that this will be the case.

         Based on historical experience, the Company expects that a significant percentage of the total remediation and compliance costs associated with its facilities will continue to be Allowable Costs. In addition, pursuant to the terms of the Acquisition Agreement, the

Sellers are required to reimburse the Company for 75% of certain remediation costs, relating to operations prior to the Closing Date, that are Non-Allowable Costs. There can be no assurance, however, that the Sellers will reimburse the Company promptly or at all for future compliance and remediation costs or that the U.S. government will allow as Allowable Costs in the Company's contracts all or a significant portion of such future environmental costs. The Company's financial condition, results of operations and debt service capability could be materially and adversely impacted where the Company does not receive full and prompt reimbursements from the Sellers under the Acquisition Agreement, or contract costs in respect of environmental matters are not allowed by the U.S. government as expected.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is presented in a separate section of this report.

ITEM 9 - 13.  NOT REQUIRED PURSUANT TO RULE 15D-2 UNDER THE SECURITIES EXCHANGE
              ACT OF 1934

ITEM 14.

(a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  Listing of Exhibits
          Although Rule 15d-2 of the Securities Exchange Act of 1934 does not require Exhibit filings with this special financial report on Form 10-K, Exhibit 27, Financial Data Schedule has been included.

(b)  Reports on Form 8-K filed in the fourth quarter of 1997.

     None

(c)  Not required pursuant to Rule 15d-2 under the Securities Exchange Act of
     1934.

(d)  Financial Statement Schedules

     None required.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and each Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                /s/ Francis Raborn
                           By:____________________________________________
                                Francis Raborn
                                Chief Financial Officer and
                                Principal Financial and Accounting Officer
                                of the Registrant and each Co-Registrant


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and each Co-Registrant in the capacities and on the dates indicated.


            Name                             Title                                                  Date
            ----                             -----                                                  ----
/s/  Thomas W. Rabaut                 President, Chief Executive Officer and                    May 13, 1998
____________________________            Director of United Defense Industries,
     Thomas W. Rabaut                   Inc. ("UDI") and UDLP Holdings Corp.
                                        (for UDLP Holdings Corp. itself and as
                                        the corporate general partner of United
                                        Defense, L.P.)

/s/  Francis Raborn                   Director of UDI and UDLP Holdings Corp.                   May 13, 1998
____________________________            (for UDLP Holdings Corp. itself and as the
     Francis Raborn                     corporate general partner of United Defense,
                                        L.P.)

/s/  William E. Conway, Jr.           Chairman of the Board of UDI                              May 13, 1998
____________________________
     William E. Conway, Jr.

/s/  Frank C. Carlucci                Director of UDI                                           May 13, 1998
____________________________
     Frank C. Carlucci

/s/  Peter J. Clare                   Director of UDI                                           May 13, 1998
____________________________
     Peter J. Clare

/s/  Allan M. Holt                    Director of UDI and Chairman of Iron Horse                May 13, 1998
____________________________            Investors, L.L.C.
     Allan M. Holt

/s/  Robert M. Kimmitt                Director of UDI                                           May 13, 1998
____________________________
     Robert M. Kimmitt

/s/  J.H. Binford Peay, III           Director of UDI                                           May 13, 1998
____________________________
     J.H. Binford Peay, III

/s/  David V. Kolovat                 Director of UDLP                                          May 13, 1998
____________________________          Holdings Corp. (for UDLP Holdings Corp. itself
     David V. Kolovat                 and as the corporate general partner
                                      of United Defense, L.P.)

/s/  Robert N. Sankovich              Director of UDLP
____________________________          Holdings Corp. (for UDLP Holdings Corp. itself            May 13, 1998
     Robert N. Sankovich              and as the corporate general partner of United
                                      Defense, L.P.)

                           ANNUAL REPORT ON FORM 10-K

                       (SPECIAL FINANCIAL REPORT PURSUANT
                            TO RULE 15D-2 UNDER THE
                                 EXCHANGE ACT)


                         ITEM 14(A)(1) AND (2) AND (C)
                          LIST OF FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS
                                CERTAIN EXHIBITS


                          YEAR ENDED DECEMBER 31, 1997
                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                        FORM 10K - ITEM 14(A)(1) AND (2)
                        UNITED DEFENSE INDUSTRIES, INC.

                          LIST OF FINANCIAL STATEMENTS

         The following consolidated financial statements of Iron Horse Investors, L.L.C. and United Defense Industries, Inc. are provided in response to the requirements of Item 8:

IRON HORSE INVESTORS, L.L.C. AND PREDECESSOR
Report of Independent Auditors..........................................     F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997............ F-2-F-3
Consolidated Statements of Operations for the years ended
     December 31, 1995 and 1996, the nine months ended
     September 30, 1997 and the three months ended
     December 31, 1997..................................................     F-4
Consolidated Statements of Partners' Capital and Members' Capital
     for the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997 and the three months ended
     December 31, 1997..................................................     F-5
Consolidated Statements of Cash Flows for the years ended
     December 31, 1995 and 1996, the nine months ended
     September 30, 1997 and the three months ended
     December 31, 1997..................................................     F-6
Notes to Consolidated Financial Statements..............................F-7-F-24

UNITED DEFENSE INDUSTRIES, INC. AND PREDECESSOR
Report of Independent Auditors..........................................    F-25

Consolidated Balance Sheets as of December 31, 1996 and 1997...........F-26-F-27
Consolidated Statements of Operations for the years ended
     December 31, 1995 and 1996, the nine months ended
     September 30, 1997 and the three months ended
     December 31, 1997..................................................    F-28
Consolidated Statements of Partners' Capital and Stockholder's Equity
     for the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997 and the three months ended
     December 31, 1997..................................................    F-29
Consolidated Statements of Cash Flows for the years ended
     December 31, 1995 and 1996, the nine months ended
     September 30, 1997 and the three months ended
     December 31, 1997..................................................    F-30
Notes to Consolidated Financial Statements.............................F-31-F-48

United Defense Industries, Inc. has no operations independent from its subsidiaries. Its subsidiaries that are guarantors of the Senior Subordinated Notes, UDLP Holdings Corp. and United Defense, L.P., are directly or indirectly wholly-owned and both of those subsidiary guarantors have guaranteed the Senior Subordinated Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual combined basis less than 3% of related amounts of United Defense Industries, Inc. Accordingly, separate audited financial statements of the guarantor subsidiaries are not provided herein.

                         Report of Independent Auditors



Management
Iron Horse Investors, L.L.C.

We have audited the accompanying consolidated balance sheet of Iron Horse Investors, L.L.C. (the Company) and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, members' capital and cash flows for the three months then ended. We have also audited the consolidated balance sheet of United Defense, L.P. (predecessor) and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 1996 and for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Horse Investors, L.L.C. and its subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the three months ended December 31, 1997 and the consolidated financial position of United Defense, L.P. and its subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and the nine months ended September 30, 1997, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP
                                            _____________________

April 2, 1998
Washington D.C.

                          Iron Horse Investors, L.L.C.

                          Consolidated Balance Sheets

                                 (In thousands)


                                                              December 31,
                                                       ------------------------
                                                         1996     ||    1997
                                                       --------   || ----------
                                                     (Predecessor)||
ASSETS                                                            ||
Current assets:                                                   ||
  Cash and marketable securities                        $     23  || $   35,623
  Short-term investment with FMC Corporation              19,497  ||        -
  Trade receivables                                       85,483  ||     94,847
  Inventories (Note 5)                                   345,738  ||    330,373
  Other current assets                                     4,021  ||      6,998
                                                        --------  || ----------
Total current assets                                     454,762  ||    467,841
                                                                  ||
Property, plant and equipment, net (Note 6)              107,330  ||    198,909
                                                                  ||
Intangible assets, net (Note 4)                           33,208  ||    433,048
Prepaid pension cost (Note 9)                             41,501  ||    139,431
Other assets                                               8,178  ||      6,854
                                                                  ||
                                                        --------  || ----------
Total assets                                            $644,979  || $1,246,083
                                                        ========  || ==========

                                                              December 31,
                                                       ------------------------
                                                         1996     ||     1997
                                                       --------   || ----------
                                                     (Predecessor)||
Liabilities and Capital                                           ||
Current liabilities:                                              ||
  Current portion of long-term debt (Note 8)            $     --  || $   12,000
  Accounts payable, trade and other                       76,817  ||     93,641
  Advanced payments                                      258,990  ||    261,401
  Accrued and other liabilities                           72,400  ||     71,002
                                                        --------  || ----------
Total current liabilities                                408,207  ||    438,044
                                                                  ||
Long-term liabilities net of current portion:                     ||
Accrued pension cost (Note 9)                             25,641  ||      7,108
Accrued postretirement benefit cost (Note 10)             31,493  ||      3,290
Long-term debt (Note 8)                                       --  ||    647,800
Other liabilities                                             --  ||     13,100
                                                        --------  || ----------
Total liabilities                                        465,341  ||  1,109,342
                                                                  ||
Commitments and contingencies (Notes 3, 8 and 15)                 ||
                                                                  ||
Capital:                                                          ||
Partners' capital                                        179,638  ||         --
Members' capital                                              --  ||    136,741
                                                        --------  || ----------
                                                                  ||
Total capital                                            179,638  ||    136,741
                                                        --------  || ----------
                                                                  ||
Total liabilities and capital                           $644,979  || $1,246,083
                                                        ========  || ==========

See accompanying notes.

                          Iron Horse Investors, L.L.C.

                     Consolidated Statements of Operations

                                 (In thousands)


                                                                          Nine months   ||   Three months
                                            Year ended December 31,          ended      ||      ended
                                         ---------------------------      September 30, ||    December 31,
                                            1995             1996             1997      ||       1997
                                         -----------------------------------------------||---------------
                                                               (Predecessor)            ||
                                                                                        ||
Revenue:                                                                                ||
  Sales                                   $967,553        $1,029,333        $913,925    ||     $342,627
                                                                                        ||
Costs and expenses:                                                                     ||
  Cost of sales                            746,701           820,845         754,977    ||      324,123
  Selling, general and                                                                  ||
    administrative expenses                122,675           128,455          91,413    ||       34,947
  Research and development                  12,422            12,853          12,096    ||        4,558
                                         -----------------------------------------------||---------------
       Total expenses                      881,798           962,153         858,486    ||      363,628
                                                                                        ||
Earnings related to investments                                                         ||
  in foreign affiliates                     21,393            31,916          13,521    ||          432
                                         -----------------------------------------------||---------------
Income (loss) from operations              107,148            99,096          68,960    ||      (20,569)
                                                                                        ||
Other income (expense):                                                                 ||
  Interest expense                                                                      ||      (15,622)
  Interest income                            2,744             1,933           1,456    ||           --
  Miscellaneous, net                          (798)               --              --    ||          (68)
                                         -----------------------------------------------||---------------
Income before income taxes                 109,094           101,029          70,416    ||      (36,259)
                                                                                        ||
Provision for income taxes (Note 7)          1,429             2,859           1,523    ||           --
                                         -----------------------------------------------||---------------
Net income (loss)                         $107,665        $   98,170        $ 68,893    ||     $(36,259)
                                         ===============================================||===============

See accompanying notes.

                          Iron Horse Investors, L.L.C.

                           Consolidated Statements of
                     Partners' Capital And Members' Capital

                                 (In thousands)



                                      Partners'      Members'
           (Predecessor)               Capital        Capital          Total
                                     ------------------------------------------
Balance, December 31, 1994            $ 123,696                      $ 123,696
Distributions 1995                      (74,928)                       (74,928)
1995 net income                         107,665                        107,665
                                     ------------------------------------------
Balance, December 31, 1995              156,433                        156,433
Distributions 1996                      (74,965)                       (74,965)
1996 net income                          98,170                         98,170
                                     ------------------------------------------
Balance, December 31, 1996              179,638                        179,638
Distributions                          (114,409)                      (114,409)
Liabilities transferred from             (3,120)                        (3,120)
FMC
Net income for the nine months
  ended September 30, 1997               68,893                         68,893
                                     ------------------------------------------
Balance, September 30, 1997           $ 131,002                      $ 131,002
                                     ==========================================

===============================================================================

Members' contributions                               $173,000        $ 173,000

Net loss for the three months
  ended December 31, 1997                             (36,259)         (36,259)
                                     ------------------------------------------
Balance, December 31, 1997                           $136,741        $ 136,741
                                     ==========================================

See accompanying notes.

                          Iron Horse Investors, L.L.C.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Nine months   ||   Three months
                                            Year ended December 31,          ended      ||      ended
                                         ---------------------------      September 30, ||    December 31,
                                            1995             1996             1997      ||       1997
                                         -----------------------------------------------||-----------------
                                                         (Predecessor)                  ||
                                                                                        ||
OPERATING ACTIVITIES                                                                    ||
Net income                                $ 107,665       $  98,170         $  68,893   ||     $ (36,259)
Adjustments to reconcile net income                                                     ||
  (loss) to cash provided by                                                            ||
  operating activities:                                                                 ||
  Depreciation                               26,728          26,327            19,331   ||        20,660
  Amortization                                   --          12,667             9,673   ||        16,263
  Restructuring costs                       (23,498)         (7,778)               --   ||            --
  Other                                      (3,543)            519            (7,636)  ||         5,836
  Changes in assets and liabilities:                                                    ||
   Trade receivables                        (17,678)         13,446             7,600   ||       (13,335)
    Inventories                             (49,320)       (113,453)           15,546   ||        92,875
    Other current assets                        780           5,144              (745)  ||        (2,187)
    Prepaid pension cost                     (3,446)         (6,120)           (8,783)  ||        (2,736)
    Accounts payable, trade and other        25,825         (26,579)          (14,585)  ||        17,639
    Advanced payments                        28,859          64,714            15,082   ||       (12,671)
    Accrued and other liabilities             4,038           9,702            11,626   ||       (16,717)
    Accrued pension cost                      5,419           7,876             5,428   ||         1,403
    Accrued postretirement benefit cost      (7,171)         (3,543)           (2,247)  ||        (1,878)
                                         -----------------------------------------------||-----------------
Cash provided by operating activities        94,658          81,092           119,183   ||        68,893
                                         -----------------------------------------------||-----------------
                                                                                        ||
INVESTING ACTIVITIES                                                                    ||
Capital spending                            (24,124)        (22,396)          (20,125)  ||       (12,728)
Disposal of property, plant and equipment     3,640           4,543             6,938   ||         3,170
Short-term investment with FMC Corporation  (30,350)         10,853            19,497   ||            --
Purchase of business(net of $11,107 cash                                                ||
  acquired)                                      --              --                --   ||      (838,893)
                                         -----------------------------------------------||-----------------
Cash (used in) provided by investing                                                    ||
  activities                                (50,834)         (7,000)            6,310   ||      (848,451)
                                         -----------------------------------------------||-----------------
                                                                                        ||
FINANCING ACTIVITIES                                                                    ||
Partner distributions                       (74,928)        (74,965)         (114,409)  ||            --
Payments on long-term debt                       --              --                --   ||       (47,200)
Payments for financing and transaction costs     --              --                --   ||       (28,726)
Proceeds from issuance of long-term debt         --              --                --   ||       707,000
Proceeds from member contributions               --              --                --   ||       173,000
                                         -----------------------------------------------||-----------------
Cash (used in) provided by financing                                                    ||
  activities                                (74,928)        (74,965)         (114,409)  ||       804,074
                                         -----------------------------------------------||-----------------
Increase (decrease) in cash and marketable                                              ||
  securities                                (31,104)           (873)           11,084   ||        24,516
Cash and marketable securities, beginning                                               ||
  of period                                  32,000             896                23   ||        11,107
                                         -----------------------------------------------||-----------------
Cash and marketable securities, end of                                                  ||
  period                                  $     896       $      23         $  11,107   ||      $ 35,623
                                         ===============================================||=================

See accompanying notes.

                          Iron Horse Investors, L.L.C.

                   Notes to Consolidated Financial Statements

                               December 31, 1997

1. BASIS OF PRESENTATION

On January 28, 1994, FMC Corporation (FMC) and Harsco Corporation (Harsco) announced completion of a series of agreements to combine certain assets and liabilities of FMC's Defense Systems Group and Harsco's BMY Combat Systems Division. The effective date of the combination was January 1, 1994. The combined entity, United Defense, L.P., operated as a limited partnership. FMC was the Managing General Partner with a 60% equity interest and Harsco was a Limited Partner holding a 40% equity interest.

Iron Horse Investors, L.L.C. ("the Company") together with its subsidiaries, was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. (the Predecessor) via its investment in United Defense Industries, Inc.

In October 1997, the Company was funded with $173 million of equity capital, from an investment group led by the Carlyle Group (Carlyle), which was invested in United Defense Industries Inc.(UDI). On October 6, 1997 UDI acquired 100% of the partnership interests of United Defense L.P. from FMC and Harsco (the sellers). As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction (see Note 3), the financial position and results of operations for periods subsequent to the acquisition are not comparable to Predecessor amounts.

The Company through United Defense, L.P., designs, develops and manufactures various tracked armored combat vehicles and a wide spectrum of weapons delivery systems for the armed forces of the United States and nations around the world.

The financial statements include the accounts of the Company and subsidiary companies, the Predecessor and it's wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

                          Iron Horse Investors, L.L.C.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates of contract cost and revenues used in the earnings recognition process. Actual results could differ from those estimates.

REVENUE AND PROFIT RECOGNITION FOR CONTRACTS-IN-PROGRESS
Both the Predecessor and the Company recognize sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded when funded, as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

During 1996, the Predecessor recognized a $14.3 million increase in gross profit as a result of a settlement with the U.S. government on the cost of a component supplied by the U.S. government on a group of related contracts. Gross profit for the nine months ended September 30, 1997 includes approximately $13.5 million of non-cash charges recorded for the quarter ended September 1997 for changes in estimated contract profitability related to contractual issues with customers and other matters resulting from the periodic reassessment of the estimated profitability of contracts in progress.

INVENTORIES
At December 31, 1996, inventories are stated at the lower of cost or market value. Cost is determined on the last-in, first-out (LIFO) basis except for costs related to certain long-term contracts which are stated at actual production cost incurred, reduced by amounts recognized as cost of sales.

                          Iron Horse Investors, L.L.C.

INVENTORIES (CONTINUED)
At October 1, 1997, the Company valued its inventory at estimated fair value in connection with the application of purchase accounting pursuant to the acquisition of the partnership by the Company (See Note 3). Subsequently, inventories are recorded by the Company at actual cost incurred, reduced by amounts recognized as cost of sales. Inventory costs include manufacturing overhead.

INVESTMENTS IN AFFILIATED COMPANIES
The investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. The Predecessor had accounted for its investment in a foreign joint venture in Saudi Arabia at cost through 1995 because of uncertainties as to the long-term prospects for this venture. In 1996, consistent with a significant expansion of the venture's business and positive long-term prospects for the business, the Predecessor changed from the cost to the equity method. The impact on the Predecessor's results of operations was not material. The Company also accounts for the joint venture in Saudi Arabia by the equity method. Equity in earnings from this venture was $3.8 million for the year ended December 31, 1996, $8.2 million for the nine months ended September 30, 1997 and $0.4 million for the three months ended December 31, 1997. Dividends received related to investments accounted for using the cost method were $21.4 million and $28.1 million during the years ended December 31, 1995 and 1996, respectively, and $5.3 million for the nine months ended September 30, 1997.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. Depreciation is provided principally on the sum-of-the-years digits and straight-line methods over estimated useful lives of the assets (land improvements--twenty years; buildings--twenty to thirty-five years; and machinery and equipment--two to twelve years).

Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized and depreciated.

ADVANCED PAYMENTS RECEIVED FROM CUSTOMERS
Amounts advanced by customers as deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

                          Iron Horse Investors, L.L.C.

INCOME TAXES
As a limited partnership, income earned by the Predecessor passed to its partners and was taxable at that level, except for taxes payable on the income of the Predecessor's Foreign Sales Corporation (FSC) subsidiary.

As a limited liability company, income which has not been taxed previously is passed through to its members. The Company's corporate subsidiaries are responsible for income taxes on earnings at that level, and accordingly the Company's subsidiaries provide for income taxes at the corporate level determined under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

CASH FLOWS
Marketable securities consists of investments with initial maturities of three months or less.

RECLASSIFICATIONS
Certain Predecessor amounts have been reclassified in the accompanying financial statements to conform with the current year's presentation.


3. BUSINESS PURCHASE

On October 5, 1997, the Company via its direct investment UDI, acquired 100% of the partnership interests of United Defense, L.P. and certain other related business assets of the sellers. The purchase price including expenses was $880 million subject to adjustment as provided for in the Purchase and Sale Agreement with the sellers. The Company financed the acquisition through a cash equity investment of $173 million and debt in the amount of $707 million (see Note 8). The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the book value of the net assets acquired in the amount of $749 million was preliminarily allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based upon independent appraisals and management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

                          Iron Horse Investors, L.L.C.

The operating results of United defense L.P. are presented in the consolidated statement of operations of the Company from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred at the beginning of the years ended December 31, 1996 and 1997 (in thousands):

                             Year ended December 31,
                                1996         1997
                            -------------------------
Sales                       $1,030,000    $1,260,000

Net loss                    $ (150,000)   $ (140,000)

The unaudited pro forma net loss for 1996 and 1997 adjusts the historical results of operations for interest expense and the effects of amortization of the increased basis of assets subsequent to the acquisition. The total pro forma impact of interest expense and purchase accounting on the statement of operations was approximately $60,000 and $190,000 respectively, in each of the years ended December 31, 1996 and 1997. The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the years indicated or of future operations under the ownership and management of the Company.


4. INTANGIBLE ASSETS

At December 31, 1996 and 1997, the Company had intangible assets as follows (in thousands):

                                                1996    ||      1997
                                            ------------||-------------
Software and other intangibles               $ 21,610   ||    $ 67,715
Deferred restructuring costs                   38,000   ||      15,660
Firm business and ongoing programs               -      ||     225,103
Goodwill                                         -      ||     140,833
                                            ------------||-------------
    Total                                      59,610   ||     449,311
Less:  Accumulated amortization               (26,402)  ||     (16,263)
                                            ------------||-------------
Net intangible assets                        $ 33,208   ||    $433,048
                                            ============||=============

                          Iron Horse Investors, L.L.C.

In October 1994 the Predecessor entered into an Advance Agreement with the U.S. Department of Defense. Under the terms of the Agreement, the Predecessor was permitted to defer certain costs associated with consolidation and restructuring of its ground systems businesses. Costs deferred are allocated ratably to contracts with the Department of Defense for thirty-six months beginning January 1, 1996.

The Company's software and other identifiable intangible assets are being amortized over their estimated useful lives on a straight-line basis over three to five years. The excess of purchase cost over the fair value of the net assets acquired (goodwill) and other specifically identifiable assets related to the Company's contracts and programs that resulted from the application of purchase accounting for the acquisition of the Predecessor are being amortized over periods of up to 30 years.

Amortization expense, which is recorded on straight-line or other methods based on revenues of related contracts or programs, was $12.7 million for the year ended December 31, 1996, $9.7 million for the nine months ended September 30, 1997, and $16.3 million for the three months ended December 31, 1997, respectively. Intangible assets are periodically reviewed by the Company for impairment to determine whether the fair value is less than the carrying value.


5. INVENTORIES

The current replacement cost of LIFO inventories for the Predecessor exceeded their recorded values by approximately $31.7 million at December 31, 1996. The significant components of inventories are as follows (in thousands):

                                                             December 31,
                                                       -----------||-----------
                                                         1996     ||   1997
                                                       -----------||-----------
  Work in process at cost, determined on a LIFO basis  $333,148   ||   $     --
  Work in process at actual cost                         12,590   ||    330,373
                                                       ===========||===========
  Total                                                $345,738   ||   $330,373
                                                       ===========||===========

                          Iron Horse Investors, L.L.C.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                     December 31,
                                             -------------||--------------
                                                 1996     ||       1997
                                             -------------||--------------
                                                          ||
    Buildings                                 $  55,305   ||     $ 33,467
    Machinery and equipment                     382,573   ||      165,289
    Land and improvements                        17,008   ||        7,737
    Construction in progress                     11,607   ||       13,076
                                             -------------||--------------
                                                466,493   ||      219,569
    Less: Accumulated depreciation             (359,163)  ||      (20,660)
                                             -------------||--------------
    Net property, plant and equipment         $ 107,330   ||     $198,909
                                             =============||==============

Depreciation expense for the Predecessor was $26.7 million, $26.3 million and $19.3 million for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively. Depreciation expense was $ 20.7 million for the three months ended December 31, 1997.


7. INCOME TAXES

The provision for income taxes for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997 was solely for federal income taxes payable by the Predecessor's FSC subsidiary. The FSC paid income taxes amounting to $3.5 million, $1.8 million and $1.1 million during 1995, 1996 and the nine months ended September 30, 1997, respectively.

The net deferred benefit for income taxes related to the Company's corporate subsidiaries at December 31, 1997 has been fully offset by a valuation allowance. The Company's corporate net operating loss carryforwards expire in 2017.

                          Iron Horse Investors, L.L.C.

7. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below (in thousands):

Deferred tax assets:
  Liabilities deductible when paid                   $ 41,823
  Net operating loss carryforwards                      8,583
  Other                                                 5,090
                                                     --------
    Tax assets                                         55,496
Deferred tax (liabilities):
  Intangibles, accrued compensation, and benefits
                                                      (40,597)
Valuation allowance                                   (14,899)
                                                     --------
    Net deferred taxes                               $     --
                                                     ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes. Management has fully provided a valuation allowance for the net deferred tax asset at December 31, 1997.


8. LONG-TERM DEBT

Borrowings under long-term debt arrangements are as follows at December 31, 1997 (in thousands):

Senior credit facility                               $409,800
Senior subordinated notes                             200,000
Seller note                                            50,000
                                                     --------
                                                      659,800
Less: current portion                                  12,000
                                                     --------
                                                     $647,800
                                                     ========

                          Iron Horse Investors, L.L.C.

SENIOR CREDIT FACILITY
In October 1997, the Company entered into a senior credit facility that includes $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings under the senior credit facility at December 31, 1997 are as follows (in thousands):

Term loan facilities                $ 397,800
Revolving credit loans                 12,000
                                    =========
                                    $ 409,800
                                    =========

The term loans bear interest at variable rates and were at a weighted average rate of 8.35% at December 31, 1997. These loans are due through 2006 and provide for quarterly principal payments. The Company has $108 million available for future borrowings, $50 million of which is available only to settle the Seller Note described below. The revolving credit facility provides for loans and letters of credit and matures in 2003. Loans may not exceed $150 million. The Company has outstanding letters of credit under the facility of $160 million at December 31, 1997. There was $58 million available under the revolving credit facility at December 31, 1997. Borrowings under the revolving loan bear interest at variable rates, and were at a weighted average rate of 8.21% at December 31, 1997. The Company is obligated to pay a fee of 0.5% on the unused revolving credit facility.

All outstanding loans under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries and by a pledge of all of the stock of the Company and its domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries and joint ventures.

Mandatory prepayments and reductions of outstanding principal amounts are required upon the occurrence of certain events. The senior credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions.

                          Iron Horse Investors, L.L.C.

SENIOR SUBORDINATED NOTES
In October 1997, the Company issued $200 million of Senior Subordinated Notes. The subordinated notes are unsecured, bear interest at 8.75% payable semi-annually and mature in 2007. The payment of principal and interest is subordinated in right of payment to all senior debt.

The subordinated notes are not redeemable other than in connection with a public equity offering or a change in control prior to November 2002 at which time the notes may be redeemed at a premium, initially at 104.375% of the principal amount. The subordinated notes have customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

SELLER NOTE
In October 1997, the Company issued a $50 million note to former partners of United Defense, L.P. The seller note bears interest at 8.75% payable quarterly and matures no later than 2000. The seller note is subject to mandatory prepayment (with such prepayment expected to be made with the proceeds of term loans under the senior credit facility) in certain circumstances. The seller note has substantially the same covenants and right of payment as the senior subordinated notes.

Annual maturities of long-term debt for the five years subsequent to December 31, 1997, assuming the Seller note is refinanced using the senior credit facility, are as follows (in thousands):

               Year
               ----
               1998                        $ 12,000
               1999                          27,074
               2000                          27,074
               2001                          27,074
               2002                          27,074
            Thereafter                      539,504
                                           --------
               Total                       $659,800
                                           ========

Cash paid for interest for the three months ended December 31, 1997 was $2.9 million.

                          Iron Horse Investors, L.L.C.

9.    RETIREMENT PLANS

Substantially all of the Company's domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

The following table summarizes the assumptions used and the components of the net pension cost for the years ended December 31, 1995 and 1996 the nine months ended September 30, 1997, and the three months ended December 31, 1997:

                                                              Year                 Nine months   ||     Three months
                                                             ended                    ended      ||        ended
                                                          December 31,            September 30,  ||     December 31,
                                                   ----------------------------------------------||-------------------
                                                       1995           1996             1997      ||         1997
                                                   ----------------------------------------------||-------------------
                                                                                                 ||
Assumptions:                                                                                     ||
  Weighted average discount rate                        8.00%          8.00%           8.00%     ||        7.00%
  Rates of increase in future compensation                                                       ||
    levels                                              5.00%          5.00%           5.00%     ||        4.00%
  Weighted average expected long-term asset                                                      ||
    return                                              9.62%          9.62%           9.62%     ||        9.00%
                                                                                                 ||
Components:                                                            (In Thousands)            ||
  Service cost                                      $  8,744       $  9,191        $  7,286      ||    $  3,275
  Interest cost on projected benefit                                                             ||
    obligation                                        18,008         19,826          16,309      ||       5,941
  Actual return on plan assets--investment                                                       ||
    gains                                            (76,878)       (61,135)        (68,998)     ||     (10,512)
  Net amortization and deferral                       55,886         34,918          42,450      ||          --
                                                   ----------------------------------------------||-------------------
                                                                                                 ||
Net pension cost (income)                           $  5,760       $  2,800        $ (2,953)     ||    $ (1,296)
                                                   ==============================================||===================

As part of the Predecessor's downsizing and consolidation program, an incentive benefit package, which lowered the early retirement penalty, was offered to salaried and non-union hourly employees who were at least fifty-five years of age with ten or more years of service. In addition to the voluntary program, early retirement penalties were also adjusted for certain salaried and hourly employees affected by the downsizing and consolidation.

                          Iron Horse Investors, L.L.C.

Pension expense includes a $3.7 million, $1.2 million, and $1.3 million charge related to special termination benefits (early retirement incentive) and a $1.0 million, $0.4 million, and $2.7 million curtailment charge included in net amortization and deferral relating to the elimination of employees for 1995, 1996, and the nine months ended September 30, 1997.

The funded status of the plans and prepaid or accrued pension cost recognized in the balance sheets as of December 31, 1996 and 1997 are as follows:

                                                             1996              ||               1997
                                                  ---------------------------  ||   ----------------------------
                                                      Over-         Under-     ||       Over-          Under-
                                                     funded         funded     ||      funded          funded
                                                      Plans          Plans     ||       Plans           Plans
                                                  ------------   ------------  ||   ------------    ------------
                                                                         (In Thousands)
                                                                               ||
Actuarial present value of benefits for                                        ||
  service rendered to date:                                                    ||
Accumulated benefit obligation based on                                        ||
  salaries to date, including vested benefits                                  ||
  of $219,217 for 1996 and $279,306 for                                        ||
  1997                                             $(106,965)     $(125,579)   ||    $(184,041)       $(113,837)
Additional benefits based on estimated                                         ||
  future salary levels                                    --        (37,115)   ||      (14,876)         (35,445)
                                                  -----------------------------||-------------------------------
Projected benefit obligation                        (106,965)      (162,694)   ||     (198,917)        (149,282)
Plan assets at fair market value (1)                 208,380        175,830    ||      338,348          142,174
                                                  -----------------------------||-------------------------------
Plan assets in excess of projected benefit                                     ||
  obligation                                         101,415         13,136    ||      139,431           (7,108)
Unrecognized net transition asset                     (8,512)         1,179    ||           --               --
Unrecognized prior-service cost                        5,756          6,550    ||           --               --
Unrecognized net gain                                (57,158)       (46,506)   ||           --               --
                                                  -----------------------------||-------------------------------
                                                                               ||
Net prepaid (accrued) pension cost                 $  41,501      $ (25,641)   ||    $ 139,431        $  (7,108)
                                                  =============================||================================

(1)  Primarily equities.

                          Iron Horse Investors, L.L.C.

10. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Substantially all of the Company's employees are covered by postretirement health care and life insurance benefit programs. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

During 1995, medical contributions for certain hourly employees were capped. This change, effective January 1, 1995, reduced the benefit obligation by $9.9 million, amortizable over the remaining years of service to full eligibility.

The company funds a trust for retiree health and life benefits for employees previously covered under the FMC benefit plans. During 1995, the partnership began funding for benefits previously covered under the Harsco plan.

Actuarial assumptions used to determine costs and the benefit obligation include a discount rate of 8% in 1995 and 1996 and for the nine months ended September 30, 1997 and 7% for the three months ended December 31,1997. The weighted average expected return on long-term assets was 9% for 1995, 1996 and 1997. The assumed rate of future increases in per capita cost of health care benefits was 10% in 1995 and 1996 decreasing to 6% by the year 2001 and after. The assumed rate of future increases per capita cost of health care benefits was 6% in 1997 decreasing to 4% by the year 2001. Increasing the health care cost trend rates by one percentage point would increase the accumulated benefit obligation by approximately $3.4 million at December 31, 1997 and would increase annual service and interest costs by approximately $0.3 million.

                          Iron Horse Investors, L.L.C.

The following table summarizes the components of net postretirement benefit cost for the years ended December 31,1995 and 1996, the nine months ended September 30,1997 and the three months ended December 31,1997:

                                                             Year              Nine months   ||   Three months
                                                             ended                ended      ||       ended
                                                         December 31,         September 30,  ||   December 31,
                                                    -----------------------------------------||------------------
                                                       1995        1996            1997      ||       1997
                                                    -----------------------------------------||------------------
                                                                         (In Thousands)      ||
                                                                                             ||
Service Cost                                          $ 1,412     $ 1,174        $   901     ||     $   300
Interest cost on accumulated postretirement                                                  ||
   benefit obligation                                   3,935       4,159          2,985     ||         898
Actual return on plan assets-investment (gains)                                              ||
   losses                                              (4,468)     (4,916)        (9,422)    ||      (1,076)
Net amortization and deferral                          (1,685)        981          5,618     ||          --
                                                    -----------------------------------------||------------------
Net periodic postretirement benefit (income) cost                                            ||
                                                      $  (806)    $ 1,398        $    82     ||     $   122
                                                    =========================================||==================

The funded status of the plans and accrued postretirement benefit cost recognized in the balance sheets as of December 31, 1996 and 1997 are as follows:

                                                                                1996    ||     1997
                                                                            ------------||-------------
                                                                                  (In Thousands)
                                                                                        ||
Accumulated postretirement obligation:                                                  ||
   Retirees                                                                  $(35,734)  ||   $(32,328)
   Fully eligible active participants                                          (5,515)  ||     (4,239)
   Other active participants                                                  (14,905)  ||    (16,425)
                                                                            ------------||-------------
Accumulated postretirement benefit obligation                                 (56,154)  ||    (52,992)
Plan assets at fair market value (1)                                           38,630   ||     49,702
                                                                            ------------||-------------
Accumulated postretirement benefit obligation in                                        ||
   excess of plan assets                                                      (17,524)  ||     (3,290)
Unrecognized net gains                                                        (13,969)  ||         --
                                                                            ------------||-------------
Accrued postretirement benefit cost                                          $(31,493)  ||   $ (3,290)
                                                                            ============||=============

(1) Primarily equities.

                          Iron Horse Investors, L.L.C.

11. EMPLOYEES' THRIFT AND STOCK PURCHASE PLAN

Substantially all of the Company's employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $6.6 million, $7.7 million, $7.1 million and $1.4 million in the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively.


12. SIGNIFICANT CUSTOMER AND EXPORT SALES

Sales to various agencies of the U.S. Government aggregated $719.1 million, $819.9 million, $625.5 million and $203.1 million during the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively. At December 31, 1996 and 1997, trade accounts receivable from the U.S. Government totaled $44.1 million and $71.3 million, respectively. Export sales, including sales to foreign governments transacted through the U.S. Government, were $216.3 million, $194.2 million, $264.5 million and $89.1 million during the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

To reduce the impact of changes in interest rates on its floating rate debt, the Company entered into a three year interest rate swap agreement for a notional amount of $160 million. A swap agreement is a contract to exchange floating rate interest payments for fixed rate payments periodically over the term of the agreement without the exchange of the underlying notional amount. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.

The agreement entitles the Company to pay a base interest rate amount of 5.75%, in return for the right to receive a floating interest rate which is based on the three month LIBOR as of the quarterly measurement date. In the event the three month LIBOR at the measurement date exceeds 6.99% the base interest rate is adjusted to the then effective LIBOR up to a maximum rate of 9%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

                          Iron Horse Investors, L.L.C.

The fair value of interest rate instruments are the estimated amounts the Company would have to pay to terminate the agreement as of December 31, 1997, taking into account the current interest rates and the creditworthiness of the parties to the agreement. At December 31, 1997, the amount the Company would have to pay to terminate the swap agreement (i.e. the fair value of the swap) is not material.

The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. As of December 31, 1997, the fair market value of the Company's long-term debt was estimated to be $459.8 million and $201.0 million for the senior credit facility (including the seller note) and subordinated debt, respectively.


14. RELATED PARTY TRANSACTIONS

Through September 30, 1997, the Predecessor contracted with FMC for various administrative and support services. These services included computer services, systems and programming, data communications, employee relocation support, payroll processing, insurance and general management support. During the years ended December 31, 1995 and 1996, and the nine months ended September 30, 1997, the Predecessor paid $39.8 million, $35.2 million, and $22.3 million, respectively, to FMC for their support.

The Predecessor also leased office and manufacturing facilities in San Jose, California from FMC. Under the lease agreement monthly rent payments were comprised of fixed base rent plus depreciation on the facilities. Fixed base rent was $2.0 million per year through September 30, 1997. During the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, the Predecessor incurred rent amounting to $3.9 million, $3.7 million and $2.6 million, respectively, under this lease.

A new lease was entered into upon acquisition of United Defense, L.P. by the Company. Under the new lease, the fixed base rent is $4.0 million per year for five facilities. The lease expires for one facility on March 31, 1998. The leases on the remaining four facilities expire October 1, 2001.

                          Iron Horse Investors, L.L.C.

Sales of inventory to FMC during 1995 and 1996 amounted to $1.5 million and $1.1 million, respectively. Management believes that such transactions were consummated on terms substantially similar to those that would arise in transactions with third parties.

Through September 30, 1997, the Company invested its excess cash balances with FMC. Interest on these funds was earned based on the average monthly cost of FMC's U.S. dollar revolver-related short-term borrowings for such month. Interest on all loans to FMC totaled $1.1 million, $1.8 million and $1.7 million for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively.

Upon the acquisition of United Defense, L.P. by the Company, Carlyle was paid $4.5 million which was included in the transaction costs for advisory services related to the placement of the Senior and Senior Subordinated financing. Additionally, Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a current charge to operations of $2.0 million. The management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During the three months ended December 31, 1997, the Company recorded $0.5 million of charges relating to these services.


15. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The partnership leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the year ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997 was $12.8 million, $12.9 million, $11.7 million and $ 6.4 million, respectively. Minimum future rentals under noncancellable leases are estimated to be payable $11.9 million in 1998, $10.5 million in 1999, $10.9 million in 2000, $10.0 million in 2001, $8.5 million in 2002, and $8.3 million thereafter.

LEGAL PROCEEDINGS
Alliant Techsystems Inc. ("Alliant"), a subcontractor to United Defense, L.P. in connection with the Paladin howitzer prime contract, has filed suit against United Defense, L.P., its former owners (FMC and Harsco), and Sechan Electronics, Inc. ("Sechan"), a replacement subcontractor employed on the Paladin program. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a

                          Iron Horse Investors, L.L.C.

LEGAL PROCEEDINGS (CONTINUED)
U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed the Company and Predecessor are liable for the cost of software licenses utilized in the business. The total amount of such claims is not yet known, nor have the party or parties responsible for payment been identified.

The Company is subject to other claims and suits arising in the ordinary course of its operations. In the opinion of management, the ultimate resolution of any other current pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS
The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government ("Allowable Costs").

As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to cover remediation costs that are not allowable costs under its U.S. government contracts ("Non-Allowable Costs"). In addition, pursuant to the terms of the acquisition of United Defense, L.P., the sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-Allowable Costs.

The Company has reflected a liability for the gross amount of environmental remediation costs which it expects to be liable for after giving effect to reimbursement under government contracts. The Company has recorded an asset for the amounts expected to be reimbursed by the sellers under the terms of the acquisition agreement.

                         Report of Independent Auditors



Management
United Defense Industries, Inc.

We have audited the accompanying consolidated balance sheet of United Defense Industries, Inc. (a wholly owned subsidiary of Iron Horse Investors, L.L.C.) and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholder's equity and cash flows for the three months then ended. We have also audited the consolidated balance sheet of United Defense, L.P. (predecessor) and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 1996 and for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and its subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the three months ended December 31, 1997 and the consolidated financial position of United Defense, L.P. and its subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and the nine months ended September 30, 1997, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP
                                           ______________________


April 2, 1998
Washington D.C.

                        United Defense Industries, Inc.

                          Consolidated Balance Sheets

                                 (In thousands)


                                                          December 31,
                                                ---------------||--------------
                                                     1996      ||      1997
                                                -------------  ||  ------------
                                                (Predecessor)  ||
ASSETS                                                         ||
Current assets:                                                ||
  Cash and marketable securities                  $     23     ||  $   35,623
  Short-term investment with FMC Corporation        19,497     ||          --
  Trade receivables                                 85,483     ||      94,847
  Inventories (Note 5)                             345,738     ||     330,373
  Other current assets                               4,021     ||       6,998
                                                  --------     ||  ----------
Total current assets                               454,762     ||     467,841
                                                               ||
Property, plant and equipment, net (Note 6)        107,330     ||     198,909
                                                               ||
Intangible assets, net (Note 4)                     33,208     ||     433,048
Prepaid pension cost (Note 9)                       41,501     ||     139,431
Other assets                                         8,178     ||       6,854
                                                               ||
                                                  --------     ||  ----------
Total assets                                      $644,979     ||  $1,246,083
                                                  ========     ||  ==========

                                                           December 31,
                                                 ---------------||--------------
                                                      1996      ||      1997
                                                 -------------  ||  ------------
                                                 (Predecessor)  ||
                                                                ||
LIABILITIES AND EQUITY                                          ||
Current liabilities:                                            ||
  Current portion of long-term debt (Note 8)       $     --     ||  $   12,000
  Accounts payable, trade and other                  76,817     ||      93,641
  Advanced payments                                 258,990     ||     261,401
  Accrued and other liabilities                      72,400     ||      71,002
                                                   --------     ||  ----------
Total current liabilities                           408,207     ||     438,044
                                                                ||
Long-term liabilities net of current portion:                   ||
Accrued pension cost (Note 9)                        25,641     ||       7,108
Accrued postretirement benefit cost (Note 10)        31,493     ||       3,290
Long-term debt (Note 8)                                  --     ||     647,800
Other liabilities                                        --     ||      13,100
                                                   --------     ||  ----------
Total liabilities                                   465,341     ||   1,109,342
                                                                ||
Commitments and contingencies (Notes 3, 8 and 15)               ||
                                                                ||
Equity:                                                         ||
Partners' capital                                   179,638     ||          --
Common Stock $.01 par value, 400,000 shares                     ||
authorized, 100,000 issued and outstanding               --     ||           1
Additional paid-in-capital                               -      ||     172,999
Retained deficit                                         -      ||     (36,259)
                                                   --------     ||  ----------
                                                                ||
Total equity                                        179,638     ||     136,741
                                                   --------     ||  ----------
                                                                ||
Total liabilities and equity                       $644,979     ||  $1,246,083
                                                   ========     ||  ==========


See accompanying notes.

                        United Defense Industries, Inc.

                     Consolidated Statements of Operations

                                 (In thousands)

                                                                                Nine months   ||   Three months
                                                 Year ended December 31,          ended       ||      ended
                                              ------------------------------   September 30,  ||   December 31,
                                                  1995          1996              1997        ||       1997
                                              ------------------------------------------------||------------------
                                                                  (Predecessor)               ||
                                                                                              ||
Revenue:                                                                                      ||
  Sales                                        $967,553     $1,029,333           $913,925     ||     $342,627
                                                                                              ||
Costs and expenses:                                                                           ||
  Cost of sales                                 746,701        820,845            754,977     ||      324,123
  Selling, general and                                                                        ||
    administrative expenses                     122,675        128,455             91,413     ||       34,947
  Research and development                       12,422         12,853             12,096     ||        4,558
                                              ------------------------------------------------||------------------
       Total expenses                           881,798        962,153            858,486     ||      363,628
                                                                                              ||
Earnings related to investments                                                               ||
  in foreign affiliates                          21,393         31,916             13,521     ||          432
                                              ------------------------------------------------||------------------
Income (loss) from operations                   107,148         99,096             68,960     ||      (20,569)
                                                                                              ||
Other income (expense):                                                                       ||
  Interest expense                                                                            ||      (15,622)
  Interest income                                 2,744          1,933              1,456     ||           --
  Miscellaneous, net                               (798)            --                 --     ||          (68)
                                              ------------------------------------------------||------------------
Income before income taxes                      109,094        101,029             70,416     ||      (36,259)
                                                                                              ||
Provision for income taxes (Note 7)               1,429          2,859              1,523     ||           --
                                              ------------------------------------------------||------------------
Net income (loss)                              $107,665     $   98,170           $ 68,893     ||   $  (36,259)
                                              ================================================||==================

See accompanying notes.

                        United Defense Industries, Inc.

                           Consolidated Statements of
                   Partners' Capital And Stockholder's Equity

                                 (In thousands)


                                                                       Additional
                                          Partners'       Common        Paid-in        Retained
            (Predecessor)                  Capital        Stock         Capital         Deficit          Total
                                         -------------------------------------------------------------------------
Balance, December 31, 1994                $ 123,696                                                   $ 123,696
Distributions 1995                          (74,928)                                                    (74,928)
1995 net income                             107,665                                                     107,665
                                         -------------------------------------------------------------------------
Balance, December 31, 1995                  156,433                                                     156,433
Distributions 1996                          (74,965)                                                    (74,965)
1996 net income                              98,170                                                      98,170
                                         -------------------------------------------------------------------------
Balance, December 31, 1996                  179,638                                                     179,638
Distributions                              (114,409)                                                   (114,409)
Liabilities transferred from                 (3,120)                                                     (3,120)
FMC
Net income for the nine months
  ended September 30, 1997                   68,893                                                      68,893
                                         -------------------------------------------------------------------------
Balance, September 30, 1997               $ 131,002                                                   $ 131,002
                                         =========================================================================

==================================================================================================================

Issuance of common stock                                     $1        $172,999                       $ 173,000

Net loss for the three months
  ended December 31, 1997                                                              $(36,259)        (36,259)
                                         -------------------------------------------------------------------------
Balance, December 31, 1997                                   $1        $172,999        $(36,259)      $ 136,741
                                         =========================================================================

See accompanying notes.

                        United Defense Industries, Inc.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Nine months  ||  Three months
                                                         Year ended December 31,            ended     ||     ended
                                                     --------------------------------   September 30, ||  December 31,
                                                          1995            1996              1997      ||     1997
                                                     -------------------------------------------------||----------------
                                                                       (Predecessor)                  ||
                                                                                                      ||
OPERATING ACTIVITIES                                                                                  ||
Net income                                              $107,665        $  98,170        $  68,893    ||  $ (36,259)
Adjustments to reconcile net income (loss) to cash                                                    ||
  provided by operating activities:                                                                   ||
  Depreciation                                            26,728           26,327           19,331    ||     20,660
  Amortization                                                 -           12,667            9,673    ||     16,263
  Restructuring costs                                    (23,498)          (7,778)              --    ||         --
  Other                                                   (3,543)             519           (7,636)   ||      5,836
  Changes in assets and liabilities:                                                                  ||
    Trade receivables                                    (17,678)          13,446            7,600    ||    (13,335)
    Inventories                                          (49,320)        (113,453)          15,546    ||     92,875
    Other current assets                                     780            5,144             (745)   ||     (2,187)
    Prepaid pension cost                                  (3,446)          (6,120)          (8,783)   ||     (2,736)
    Accounts payable, trade and other                     25,825          (26,579)         (14,585)   ||     17,639
    Advanced payments                                     28,859           64,714           15,082    ||    (12,671)
    Accrued and other liabilities                          4,038            9,702           11,626    ||    (16,717)
    Accrued pension cost                                   5,419            7,876            5,428    ||      1,403
    Accrued postretirement benefit cost                   (7,171)          (3,543)          (2,247)   ||     (1,878)
                                                     -------------------------------------------------||----------------
Cash provided by operating activities                     94,658           81,092          119,183    ||     68,893
                                                     -------------------------------------------------||----------------
                                                                                                      ||
INVESTING ACTIVITIES                                                                                  ||
Capital spending                                         (24,124)         (22,396)         (20,125)   ||    (12,728)
Disposal of property, plant and equipment                  3,640            4,543            6,938    ||      3,170
Short-term investment with FMC Corporation               (30,350)          10,853           19,497    ||         --
Purchase of business (net of $11,107 cash acquired)           --               --               --    ||   (838,893)
                                                     -------------------------------------------------||----------------
Cash (used in) provided by investing activities          (50,834)          (7,000)           6,310    ||   (848,451)
                                                     -------------------------------------------------||----------------
                                                                                                      ||
FINANCING ACTIVITIES                                                                                  ||
Partner distributions                                    (74,928)         (74,965)        (114,409)   ||         --
Payments on long-term debt                                    --               --               --    ||    (47,200)
Payments for financing and transaction costs                  --               --               --    ||    (28,726)
Proceeds from issuance of long-term debt                      --               --               --    ||    707,000
Proceeds from issuance of common stock                        --               --               --    ||    173,000
                                                     -------------------------------------------------||----------------
Cash (used in) provided by financing activities          (74,928)         (74,965)        (114,409)   ||    804,074
                                                     -------------------------------------------------||----------------
Increase (decrease) in cash and marketable                                                            ||
  securities                                             (31,104)            (873)          11,084    ||     24,516
Cash and marketable securities, beginning of period       32,000              896               23    ||     11,107
                                                     -------------------------------------------------||----------------
Cash and marketable securities, end of period           $    896        $      23        $  11,107    ||  $  35,623
                                                     =================================================||================


See accompanying notes.

                        United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1997

1. BASIS OF PRESENTATION

On January 28, 1994, FMC Corporation (FMC) and Harsco Corporation (Harsco) announced completion of a series of agreements to combine certain assets and liabilities of FMC's Defense Systems Group and Harsco's BMY Combat Systems Division. The effective date of the combination was January 1, 1994. The combined company, United Defense, L.P., operated as a limited partnership. FMC was the Managing General Partner with a 60% equity interest and Harsco was a Limited Partner holding a 40% equity interest.

United Defense Industries, Inc. (the Company) is a wholly owned subsidiary of Iron Horse Investors, L.L.C. (Iron Horse) and is organized under the laws of the state of Delaware and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. (the Predecessor) by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group (Carlyle). On October 6, 1997, the Company acquired 100% of the partnership interests of United Defense, L.P. from FMC and Harsco (the Sellers). As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction (see
Note 3), the financial position and results of operations for periods subsequent to the acquisition are not comparable to Predecessor amounts.

The Company designs, develops and manufactures various tracked armored combat vehicles and a wide spectrum of weapons delivery systems for the armed forces of the United States and nations around the world.

The financial statements include the accounts of the Company, the Predecessor and their wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

                        United Defense Industries, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates of contract cost and revenues used in the earnings recognition process. Actual results could differ from those estimates.

REVENUE AND PROFIT RECOGNITION FOR CONTRACTS-IN-PROGRESS
Both the Predecessor and the Company recognize sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded when funded, as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

During 1996, the Predecessor recognized a $14.3 million increase in gross profit as a result of a settlement with the U.S. government on the cost of a component supplied by the U.S. government on a group of related contracts. Gross profit for the nine months ended September 30, 1997 includes approximately $13.5 million of non-cash charges recorded for the quarter ended September 1997 for changes in estimated contract profitability related to contractual issues with customers and other matters resulting from the periodic reassessment of the estimated profitability of contracts in progress.

INVENTORIES
At December 31, 1996, inventories are stated at the lower of cost or market value. Cost is determined on the last-in, first-out (LIFO) basis except for costs related to certain long-term contracts which are stated at actual production cost incurred, reduced by amounts recognized as cost of sales.

                        United Defense Industries, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES (CONTINUED)
At October 1, 1997, the Company valued its inventory at estimated fair value in connection with the application of purchase accounting pursuant to the acquisition of the partnership by the Company (See Note 3). Subsequently, inventories are recorded by the Company at actual cost incurred, reduced by amounts recognized as cost of sales. Inventory costs include manufacturing overhead.

INVESTMENTS IN AFFILIATED COMPANIES
The investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. The Predecessor had accounted for its investment in a foreign joint venture in Saudi Arabia at cost through 1995 because of uncertainties as to the long-term prospects for this venture. In 1996, consistent with a significant expansion of the venture's business and positive long-term prospects for the business, the Predecessor changed from the cost to the equity method. The impact on the Predecessor's results of operations was not material. The Company also accounts for the joint venture in Saudi Arabia by the equity method. Equity in earnings from this venture was $3.8 million for the year ended December 31, 1996, $8.2 million for the nine months ended September 30, 1997 and $0.4 million for the three months ended December 31, 1997. Dividends received related to investments accounted for using the cost method were $21.4 million and $28.1 million during the years ended December 31, 1995 and 1996, respectively, and $5.3 million for the nine months ended September 30, 1997.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. Depreciation is provided principally on the sum-of-the-years digits and straight-line methods over estimated useful lives of the assets (land improvements--twenty years; buildings--twenty to thirty-five years; and machinery and equipment--two to twelve years).

Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized and depreciated.

ADVANCED PAYMENTS RECEIVED FROM CUSTOMERS
Amounts advanced by customers as deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

                        United Defense Industries, Inc.

INCOME TAXES
As a limited partnership, income earned by the Predecessor passed to its partners and was taxable at that level, except for taxes payable on the income of the Predecessor's Foreign Sales Corporation (FSC) subsidiary.

As a corporation, the Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

CASH FLOWS
Marketable securities consists of investments with initial maturities of three months or less.

RECLASSIFICATIONS
Certain Predecessor amounts have been reclassified in the accompanying financial statements to conform with the current year's presentation.


3. BUSINESS PURCHASE

On October 5, 1997, the Company acquired 100% of the partnership interests of United Defense, L.P. and certain other related business assets of the sellers. The purchase price including expenses was $880 million subject to adjustment as provided for in the Purchase and Sale Agreement with the sellers. The Company financed the acquisition through a cash equity investment of $173 million and debt in the amount of $707 million (see Note 8). The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the book value of the net assets acquired in the amount of $749 million was preliminarily allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based upon independent appraisals and management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

                        United Defense Industries, Inc.

The operating results of United Defense, L.P. are presented in the consolidated statement of operations of the Company from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred at the beginning of the years ended December 31, 1996 and 1997 (in thousands):

                             Year ended December 31,
                                1996          1997
                            --------------------------
Sales                        $1,030,000    $1,260,000

Net loss                     $ (150,000)   $ (140,000)

The unaudited pro forma net loss for 1996 and 1997 adjusts the historical results of operations for interest expense and the effects of amortization of the increased basis of assets subsequent to the acquisition. The total pro forma impact of interest expense and purchase accounting on the statement of operations was approximately $60,000 and $190,000 respectively, in each of the years ended December 31, 1996 and 1997. The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the years indicated or of future operations under the ownership and management of the Company.


4. INTANGIBLE ASSETS

At December 31, 1996 and 1997, the Company had intangible assets as follows (in thousands):

                                                   1996     ||       1997
                                                 -----------||------------
Software and other intangibles                   $ 21,610   ||    $ 67,715
Deferred restructuring costs                       38,000   ||      15,660
Firm business and ongoing programs                   -      ||     225,103
Goodwill                                             -      ||     140,833
                                                 -----------||------------
    Total                                          59,610   ||     449,311
Less:  Accumulated amortization                   (26,402)  ||     (16,263)
                                                 -----------||------------
Net intangible assets                            $ 33,208   ||    $433,048
                                                ============||============

                        United Defense Industries, Inc.

In October 1994 the Predecessor entered into an Advance Agreement with the U.S. Department of Defense. Under the terms of the Agreement, the Predecessor was permitted to defer certain costs associated with consolidation and restructuring of its ground systems businesses. Costs deferred are allocated ratably to contracts with the Department of Defense for thirty-six months beginning January 1, 1996.

The Company's software and other identifiable intangible assets are being amortized over their estimated useful lives on a straight-line basis over three to five years. The excess of purchase cost over the fair value of the net assets acquired (goodwill) and other specifically identifiable assets related to the Company's contracts and programs that resulted from the application of purchase accounting for the acquisition of the Predecessor are being amortized over periods of up to 30 years.

Amortization expense, which is recorded on straight-line or other methods based on revenues of related contracts or programs, was $12.7 million for the year ended December 31, 1996, $9.7 million for the nine months ended September 30, 1997, and $16.3 million for the three months ended December 31, 1997, respectively. Intangible assets are periodically reviewed by the Company for impairment to determine whether the fair value is less than the carrying value.


5. INVENTORIES

The current replacement cost of LIFO inventories for the Predecessor exceeded their recorded values by approximately $31.7 million at December 31, 1996. The significant components of inventories are as follows (in thousands):

                                                            December 31,
                                                       ----------||-----------
                                                          1996   ||    1997
                                                       ----------||-----------
   Work in process at cost, determined on a LIFO basis  $333,148 ||  $     --
   Work in process at actual cost                         12,590 ||   330,373
                                                       ----------||-----------
   Total                                                $345,738 ||  $330,373
                                                       ==========||===========

                        United Defense Industries, Inc.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                       December 31,
                                              ---------------||--------------
                                                   1996      ||      1997
                                              ---------------||--------------
                                                             ||
     Buildings                                  $  55,305    ||     $ 33,467
     Machinery and equipment                      382,573    ||      165,289
     Land and improvements                         17,008    ||        7,737
     Construction in progress                      11,607    ||       13,076
                                              ---------------||--------------
                                                  466,493    ||      219,569
     Less: Accumulated depreciation              (359,163)   ||      (20,660)
                                              ---------------||--------------
     Net property, plant and equipment          $ 107,330    ||     $198,909
                                              ===============||==============

Depreciation expense for the Predecessor was $26.7 million, $26.3 million and $19.3 million for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively. Depreciation expense was $ 20.7 million for the three months ended December 31, 1997.


7. INCOME TAXES

The provision for income taxes for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997 was solely for federal income taxes payable by the Predecessor's FSC subsidiary. The FSC paid income taxes amounting to $3.5 million, $1.8 million and $1.1 million during 1995, 1996 and the nine months ended September 30, 1997, respectively.

The net deferred benefit for income taxes at December 31, 1997 has been fully offset by a valuation allowance. The Company's net operating loss carryforwards expire in 2017.

                        United Defense Industries, Inc.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below (in thousands):

Deferred tax assets:
  Liabilities deductible when paid                     $ 41,823
  Net operating loss carryforwards                        8,583
  Other                                                   5,090
                                                       --------
    Tax assets                                           55,496
Deferred tax (liabilities):
  Intangibles, accrued compensation, and
  benefits                                              (40,597)
Valuation allowance                                     (14,899)
                                                       --------
    Net deferred taxes                                 $     --
                                                       ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes. Management has fully provided a valuation allowance for the net deferred tax asset at December 31, 1997.


8. LONG-TERM DEBT

Borrowings under long-term debt arrangements are as follows at December 31, 1997 (in thousands):

Senior credit facility                                 $409,800
Senior subordinated notes                               200,000
Seller note                                              50,000
                                                       --------
                                                        659,800
Less: current portion                                    12,000
                                                       --------
                                                       $647,800
                                                       ========

                        United Defense Industries, Inc.

SENIOR CREDIT FACILITY
In October 1997, the Company entered into a senior credit facility that includes $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings under the senior credit facility at December 31, 1997 are as follows (in thousands):

Term loan facilities                                   $397,800
Revolving credit loans                                   12,000
                                                       --------
                                                       $409,800
                                                       ========

The term loans bear interest at variable rates and were at a weighted average rate of 8.35% at December 31, 1997. These loans are due through 2006 and provide for quarterly principal payments. The Company has $108 million available for future borrowings, $50 million of which is available only to settle the Seller Note described below. The revolving credit facility provides for loans and letters of credit and matures in 2003. Loans may not exceed $150 million. The Company has outstanding letters of credit under the facility of $160 million at December 31, 1997. There was $58 million available under the revolving credit facility at December 31, 1997. Borrowings under the revolving loan bear interest at variable rates, and were at a weighted average rate of 8.21% at December 31, 1997. The Company is obligated to pay a fee of 0.5% on the unused revolving credit facility.

All outstanding loans under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries and by a pledge of all of the stock of the Company and its domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries and joint ventures.

Mandatory prepayments and reductions of outstanding principal amounts are required upon the occurrence of certain events. The senior credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions.

                        United Defense Industries, Inc.

SENIOR SUBORDINATED NOTES
In October 1997, the Company issued $200 million of Senior Subordinated Notes. The subordinated notes are unsecured, bear interest at 8.75% payable semi-annually and mature in 2007. The payment of principal and interest is subordinated in right of payment to all senior debt.

The subordinated notes are not redeemable other than in connection with a public equity offering or a change in control prior to November 2002 at which time the notes may be redeemed at a premium, initially at 104.375% of the principal amount. The subordinated notes have customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

SELLER NOTE
In October 1997, the Company issued a $50 million note to former partners of United Defense, L.P. The seller note bears interest at 8.75% payable quarterly and matures no later than 2000. The seller note is subject to mandatory prepayment (with such prepayment expected to be made with the proceeds of term loans under the senior credit facility) in certain circumstances. The seller note has substantially the same covenants and right of payment as the senior subordinated notes.

Annual maturities of long-term debt for the five years subsequent to December 31, 1997, assuming the Seller note is refinanced using the senior credit facility, are as follows (in thousands):

               Year
               ----
               1998                   $ 12,000
               1999                     27,074
               2000                     27,074
               2001                     27,074
               2002                     27,074
            Thereafter                 539,504
                                      --------
               Total                  $659,800
                                      ========

Cash paid for interest for the three months ended December 31, 1997 was $2.9 million.

                        United Defense Industries, Inc.

9.    RETIREMENT PLANS

Substantially all of the Company's domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

The following table summarizes the assumptions used and the components of the net pension cost for the years ended December 31, 1995 and 1996 the nine months ended September 30, 1997, and the three months ended December 31, 1997:

                                                       Year                 Nine months   ||    Three months
                                                      ended                    ended      ||       ended
                                                   December 31,            September 30,  ||    December 31,
                                          ------------------------------------------------||-------------------
                                               1995           1996             1997       ||        1997
                                          ------------------------------------------------||-------------------
                                                                                          ||
Assumptions:                                                                              ||
  Weighted average discount rate               8.00%          8.00%            8.00%      ||       7.00%
  Rates of increase in future                                                             ||
    compensation levels                        5.00%          5.00%            5.00%      ||       4.00%
  Weighted average expected long-                                                         ||
    term asset return                          9.62%          9.62%            9.62%      ||       9.00%
                                                                                          ||
Components:                                                   (In Thousands)              ||
  Service cost                             $  8,744       $  9,191         $  7,286       ||   $  3,275
  Interest cost on projected benefit                                                      ||
    obligation                               18,008         19,826           16,309       ||      5,941
  Actual return on plan assets--                                                          ||
    investment gains                        (76,878)       (61,135)         (68,998)      ||    (10,512)
  Net amortization and deferral              55,886         34,918           42,450       ||         --
                                          ------------------------------------------------||-------------
                                                                                          ||
Net pension cost (income)                  $  5,760       $  2,800         $ (2,953)      ||   $ (1,296)
                                          ================================================||=============

As part of the Predecessor's downsizing and consolidation program, an incentive benefit package, which lowered the early retirement penalty, was offered to salaried and non-union hourly employees who were at least fifty-five years of age with ten or more years of service. In addition to the voluntary program, early retirement penalties were also adjusted for certain salaried and hourly employees affected by the downsizing and consolidation.

                        United Defense Industries, Inc.

Pension expense includes a $3.7 million, $1.2 million, and $1.3 million charge related to special termination benefits (early retirement incentive) and a $1.0 million, $0.4 million, and $2.7 million curtailment charge included in net amortization and deferral relating to the elimination of employees for 1995, 1996, and the nine months ended September 30, 1997.

The funded status of the plans and prepaid or accrued pension cost recognized in the balance sheets as of December 31, 1996 and 1997 are as follows:

                                                               1996                ||               1997
                                                  -------------------------------- ||  --------------------------------
                                                       Over-             Under-    ||        Over-           Under-
                                                      funded             funded    ||       funded           funded
                                                       Plans              Plans    ||        Plans            Plans
                                                  --------------    -------------- ||  --------------    --------------
                                                                            (In Thousands)
                                                                                   ||
Actuarial present value of benefits for                                            ||
  service rendered to date:                                                        ||
Accumulated benefit obligation based on                                            ||
  salaries to date, including vested benefits                                      ||
  of $219,217 for 1996 and $279,306 for                                            ||
  1997                                               $(106,965)      $(125,579)    ||     $(184,041)       $(113,837)
                                                                                   ||
Additional benefits based on estimated                                             ||
  future salary levels                                      --         (37,115)    ||       (14,876)         (35,445)
                                                  ---------------------------------||----------------------------------
Projected benefit obligation                          (106,965)       (162,694)    ||      (198,917)        (149,282)
Plan assets at fair market value (1)                   208,380         175,830     ||       338,348          142,174
                                                  ---------------------------------||----------------------------------
Plan assets in excess of projected benefit                                         ||
   obligation                                          101,415          13,136     ||       139,431           (7,108)
Unrecognized net transition asset                       (8,512)          1,179     ||            --               --
Unrecognized prior-service cost                          5,756           6,550     ||            --               --
Unrecognized net gain                                  (57,158)        (46,506)    ||            --               --
                                                  ---------------------------------||----------------------------------
                                                                                   ||
Net prepaid (accrued) pension cost                   $  41,501       $ (25,641)    ||     $ 139,431        $  (7,108)
                                                  =================================||==================================

(1)  Primarily equities.

                        United Defense Industries, Inc.

10. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Substantially all of the Company's employees are covered by postretirement health care and life insurance benefit programs. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

During 1995, medical contributions for certain hourly employees were capped. This change, effective January 1, 1995, reduced the benefit obligation by $9.9 million, amortizable over the remaining years of service to full eligibility.

The company funds a trust for retiree health and life benefits for employees previously covered under the FMC benefit plans. During 1995, the partnership began funding for benefits previously covered under the Harsco plan.

Actuarial assumptions used to determine costs and the benefit obligation include a discount rate of 8% in 1995 and 1996 and for the nine months ended September 30, 1997 and 7% for the three months ended December 31,1997. The weighted average expected return on long-term assets was 9% for 1995, 1996 and 1997. The assumed rate of future increases in per capita cost of health care benefits was 10% in 1995 and 1996 decreasing to 6% by the year 2001 and after. The assumed rate of future increases per capita cost of health care benefits was 6% in 1997 decreasing to 4% by the year 2001. Increasing the health care cost trend rates by one percentage point would increase the accumulated benefit obligation by approximately $3.4 million at December 31, 1997 and would increase annual service and interest costs by approximately $0.3 million.

                        United Defense Industries, Inc.

The following table summarizes the components of net postretirement benefit cost for the years ended December 31,1995 and 1996, the nine months ended September 30,1997 and the three months ended December 31,1997:

                                                            Year              Nine months  ||    Three months
                                                            ended                ended     ||        ended
                                                        December 31,         September 30, ||    December 31,
                                                     --------------------------------------||-----------------
                                                       1995       1996            1997     ||        1997
                                                     --------------------------------------||-----------------
                                                                         (In Thousands)    ||
                                                                                           ||
Service cost                                          $ 1,412   $ 1,174        $   901     ||     $   300
Interest cost on accumulated                                                               ||
  postretirement benefit obligation                     3,935     4,159          2,985     ||         898
Actual return on plan assets-investment                                                    ||
  (gains) losses                                       (4,468)   (4,916)        (9,422)    ||      (1,076)
Net amortization and deferral                          (1,685)      981          5,618     ||          --
                                                     --------------------------------------||-----------------
Net periodic postretirement benefit                                                        ||
  (income) cost                                       $  (806)  $ 1,398        $    82     ||     $   122
                                                     ======================================||=================

The funded status of the plans and accrued postretirement benefit cost recognized in the balance sheets as of December 31, 1996 and 1997 are as follows:

                                                      1996     ||      1997
                                                  -------------||-------------
                                                        (In Thousands)
Accumulated postretirement obligation:                         ||
  Retirees                                          $(35,734)  ||   $(32,328)
  Fully eligible active participants                  (5,515)  ||     (4,239)
  Other active participants                          (14,905)  ||    (16,425)
                                                  -------------||-------------
Accumulated postretirement benefit obligation        (56,154)  ||    (52,992)
Plan assets at fair market value (1)                  38,630   ||     49,702
                                                  -------------||-------------
Accumulated postretirement benefit obligation in               ||
  excess of plan assets                              (17,524)  ||     (3,290)
Unrecognized net gains                               (13,969)  ||         --
                                                  -------------||-------------
Accrued postretirement benefit cost                 $(31,493)  ||   $ (3,290)
                                                  =============||=============
(1) Primarily equities.

                        United Defense Industries, Inc.

11. EMPLOYEES' THRIFT AND STOCK PURCHASE PLAN

Substantially all of the Company's employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $6.6 million, $7.7 million, $7.1 million and $1.4 million in the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively.


12. SIGNIFICANT CUSTOMER AND EXPORT SALES

Sales to various agencies of the U.S. Government aggregated $719.1 million, $819.9 million, $625.5 million and $203.1 million during the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively. At December 31, 1996 and 1997, trade accounts receivable from the U.S. Government totaled $44.1 million and $71.3 million, respectively. Export sales, including sales to foreign governments transacted through the U.S. Government, were $216.3 million, $194.2 million, $264.5 million and $89.1 million during the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

To reduce the impact of changes in interest rates on its floating rate debt, the Company entered into a three year interest rate swap agreement for a notional amount of $160 million. A swap agreement is a contract to exchange floating rate interest payments for fixed rate payments periodically over the term of the agreement without the exchange of the underlying notional amount. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.

The agreement entitles the Company to pay a base interest rate amount of 5.75%, in return for the right to receive a floating interest rate which is based on the three month LIBOR as of the quarterly measurement date. In the event the three month LIBOR at the measurement date exceeds 6.99% the base interest rate is adjusted to the then effective LIBOR up to a maximum rate of 9%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

                        United Defense Industries, Inc.

The fair value of interest rate instruments are the estimated amounts the Company would have to pay to terminate the agreement as of December 31, 1997, taking into account the current interest rates and the creditworthiness of the parties to the agreement. At December 31, 1997, the amount the Company would have to pay to terminate the swap agreement (i.e. the fair value of the swap) is not material.

The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. As of December 31, 1997, the fair market value of the Company's long-term debt was estimated to be $459.8 million and $201.0 million for the senior credit facility (including the seller note) and subordinated debt, respectively.


14. RELATED PARTY TRANSACTIONS

Through September 30, 1997, the Predecessor contracted with FMC for various administrative and support services. These services included computer services, systems and programming, data communications, employee relocation support, payroll processing, insurance and general management support. During the years ended December 31, 1995 and 1996, and the nine months ended September 30, 1997, the Predecessor paid $39.8 million, $35.2 million, and $22.3 million, respectively, to FMC for their support.

The Predecessor also leased office and manufacturing facilities in San Jose, California from FMC. Under the lease agreement monthly rent payments were comprised of fixed base rent plus depreciation on the facilities. Fixed base rent was $2.0 million per year through September 30, 1997. During the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, the Predecessor incurred rent amounting to $3.9 million, $3.7 million and $2.6 million, respectively, under this lease.

A new lease was entered into upon acquisition of United Defense, L.P. by the Company. Under the new lease, the fixed base rent is $4.0 million per year for five facilities. The lease expires for one facility on March 31, 1998. The leases on the remaining four facilities expire October 1, 2001.

                        United Defense Industries, Inc.

Sales of inventory to FMC during 1995 and 1996 amounted to $1.5 million and $1.1 million, respectively. Management believes that such transactions were consummated on terms substantially similar to those that would arise in transactions with third parties.

Through September 30, 1997, the Company invested its excess cash balances with FMC. Interest on these funds was earned based on the average monthly cost of FMC's U.S. dollar revolver-related short-term borrowings for such month. Interest on all loans to FMC totaled $1.1 million, $1.8 million and $1.7 million for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively.

Upon the acquisition of United Defense, L.P. by the Company, Carlyle was paid $4.5 million which was included in the transaction costs for advisory services related to the placement of the Senior and Senior Subordinated financing. Additionally, Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a current charge to operations of $2.0 million. The management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During the three months ended December 31, 1997, the Company recorded $0.5 million of charges relating to these services.


15. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The partnership leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the year ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997 was $12.8 million, $12.9 million, $11.7 million and $ 6.4 million, respectively. Minimum future rentals under noncancellable leases are estimated to be payable $11.9 million in 1998, $10.5 million in 1999, $10.9 million in 2000, $10.0 million in 2001, $8.5 million in 2002, and $8.3 million thereafter.

LEGAL PROCEEDINGS
Alliant Techsystems Inc. ("Alliant"), a subcontractor to United Defense, L.P. in connection with the Paladin howitzer prime contract, has filed suit against United Defense, L.P., its former owners (FMC and Harsco), and Sechan Electronics, Inc. ("Sechan"), a replacement subcontractor employed on the Paladin program. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a

                        United Defense Industries, Inc.

LEGAL PROCEEDINGS (CONTINUED)
U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed the Company and Predecessor are liable for the cost of software licenses utilized in the business. The total amount of such claims is not yet known, nor have the party or parties responsible for payment been identified.

The Company is subject to other claims and suits arising in the ordinary course of its operations. In the opinion of management, the ultimate resolution of any other current pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS
The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government ("Allowable Costs").

As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to cover remediation costs that are not allowable costs under its U.S. government contracts ("Non-Allowable Costs"). In addition, pursuant to the terms of the acquisition of United Defense, L.P., the sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-Allowable Costs.

The Company has reflected a liability for the gross amount of environmental remediation costs which it expects to be liable for after giving effect to reimbursement under government contracts. The Company has recorded an asset for the amounts expected to be reimbursed by the sellers under the terms of the acquisition agreement.