Form 10-Q
period 1998-03-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1998-05-14
CIK 1051719, 1052971, 1052972, 1052973

FORM 10-Q



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 1998                COMMISSION FILE NUMBER 333-43619
                  --------------                                       ---------

                        United Defense Industries, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                           52-2059782
-------------------------------                        -------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                         Guarantors and Co-Registrants
           Iron Horse Investors, L.L.C.           Delaware 52-2059783
           UDLP Holdings Corp.                    Delaware 52-2059780
           United Defense, L.P.                   Delaware 54-1693796

                        1525 Wilson Boulevard, Suite 700
                              Arlington, VA 22209
                                 (703) 312-6100
                       ----------------------------------
                         (ADDRESS AND TELEPHONE NUMBER
                             OF PRINCIPAL EXECUTIVE
                           OFFICES OF EACH REGISTRANT
                               AND CO-RESIGTRANT)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (703) 312-6100
                                                     --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES           NO  X
                                    ---          ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 11, 1998:

                                    No. of shares     Par value
                                    -------------     ---------
United Defense Industries, Inc.        100,000           $0.01
Iron Horse Investors, L.L.C.           -none-
UDLP Holdings Corp.                      1,000           $0.01
United Defense, L.P.                   -none-

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item  1 - Unaudited Consolidated Financial Statements Iron Horse
              Investors, L.L.C.

          Unaudited Consolidated Balance Sheets as of December 31,
              1997 and March 31, 1998                                      1

          Unaudited Consolidated Statements of Operations for the
              Three Months Ended March 31, 1997 and 1998                   2

          Unaudited Consolidated Statement of Members' Capital
              for the Three Months Ended March 31, 1998                    3

          Unaudited Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1997 and 1998           4

          Notes to Unaudited Consolidated Financial Statements            5-6

          Unaudited Consolidated Financial Statements
              United Defense Industries, Inc.

          Unaudited Consolidated Balance Sheets as of
              December 31, 1997 and March 31, 1998                         7

          Unaudited Consolidated Statements of Operations for the
              Three Months Ended March 31, 1997 and 1998                   8

          Unaudited Consolidated Statement of Stockholder's Equity
              for the Three Months Ended March 31, 1998                    9

          Unaudited Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1997 and 1998          10

          Notes to Unaudited Consolidated Financial Statements           11-12

Item 2 - Management's Discussion and Analysis of the Results
              of Operations and Financial Condition                      13-16

PART II - OTHER INFORMATION                                               17

Item 1 - Legal Proceedings                                                17

Item 6 - Exhibits and Reports on Form 8-K                                 17

SIGNATURE
---------

                          IRON HORSE INVESTORS, L.L.C.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

ASSETS:                                       DECEMBER 31, 1997          MARCH 31, 1998
                                              -----------------          --------------
Current assets:
     Cash and marketable securities                  $35,623                  $28,204
     Trade receivables                                94,847                   65,234
     Inventories -contracts in process               330,373                  292,663
     Other current assets                              6,998                    6,026
                                              ------------------------------------------
  Total current assets                               467,841                  392,127

Property, plant and equipment, net                   198,909                  180,552

Intangible assets                                    433,048                  395,629
Prepaid pension                                      139,431                  139,317
Other assets                                           6,854                    6,897
                                              ==========================================
Total assets                                      $1,246,083               $1,114,522
                                              ==========================================

LIABILITIES AND CAPITAL
Current liabilities:
     Current portion of long term debt               $12,000                       $0
     Accounts payable, trade and other                93,641                   56,691
     Advanced payments                               261,401                  209,605
     Accrued and other liabilities                    71,002                   91,321
                                              ------------------------------------------
     Total current liabilities                       438,044                  357,617

Long term liabilities net of current portion:
    Accrued pension                                    7,108                    5,880
    Accrued postretirement benefit                     3,290                    2,805
    Long term debt                                   647,800                  618,836
    Other liabilities                                 13,100                   13,100
                                              ------------------------------------------
Total liabilities                                  1,109,342                  998,238

Commitments and contingencies (Note 3)

Members' Capital                                     136,741                  116,284
                                              ------------------------------------------

Total liabilities and members' capital            $1,246,083               $1,114,522
                                              ==========================================

See Accompanying Notes to Unaudited Financial Statements

                          IRON HORSE INVESTORS, L.L.C.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                THREE MONTHS                   THREE MONTHS
                                                    ENDED                          ENDED
                                             ENDED MARCH 31, 1997           ENDED MARCH 31, 1998
                                          ---------------------------- -----------------------------
                                                (PREDECESSOR)
Revenue:
     Sales                                         $287,546                       $314,804

Costs and expenses:
     Cost of sales                                  227,868                        280,335
     Selling, general and
      administrative expenses                        27,481                         51,440
     Research and development                         2,482                          2,704
                                          ---------------------------- -----------------------------
          Total expenses                            257,831                        334,479

     Earnings related to investments
        in foreign afiliates                          8,222                         15,349
                                          ---------------------------- -----------------------------
Income(loss) from operations                         37,937                         (4,326)

Other income (expense)
     Interest income                                    516                            285
     Interest expense                                                              (15,416)
     Miscellaneous, net                                  42                              0
                                          ---------------------------- -----------------------------
Income(loss) before  taxes                           38,495                        (19,457)
Provision for income taxes                              741                          1,000
                                          ============================ =============================
Net income(loss)                                    $37,754                      $ (20,457)
                                          ============================ =============================


See Accompanying Notes to Unaudited Financial Statements

                          IRON HORSE INVESTORS, L.L.C.
                        UNAUDITED CONSOLIDATED STATEMENT
                              OF MEMBERS' CAPITAL

                                 (IN THOUSANDS)

                                                        AMOUNT
                                                     -----------

Balance, December 31, 1997                             $136,741

Net loss for the three months ended March 31, 1998      (20,457)
                                                     -----------
Balance, March 31, 1998                                $116,284
                                                     ===========


See Accompanying Notes to Unaudited Financial Statements

                          IRON HORSE INVESTORS, L.L.C.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            THREE MONTHS             THREE MONTHS
                                                                ENDED                    ENDED
                                                           MARCH 31, 1997           MARCH 31, 1998
                                                           --------------           --------------
                                                            (PREDECESSOR)
                                                           --------------
OPERATING ACTIVITIES
Net Income(loss)                                                $37,754                $ (20,457)
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
   Depreciation                                                   6,191                   18,813
   Amortization                                                   3,743                   37,888
   Other                                                         (3,259)                    (511)
Changes in assets and liabilities:
   Trade receivables                                             11,440                   29,613
   Inventories                                                     (655)                  37,710
   Other current assets                                          (4,164)                     972
   Prepaid pension cost                                          (1,920)                     114
   Accounts payable, trade and other                             (9,982)                 (36,950)
   Advanced payments                                              9,953                  (51,796)
   Accrued and other liabilities                                 (2,028)                  20,319
   Accrued pension cost                                           2,614                   (1,228)
   Accrued post retirement benefits                              (1,400)                    (485)
                                                     --------------------------------------------
Cash provided by operating activities                            48,287                   34,002
                                                     --------------------------------------------

INVESTING ACTIVITIES
   Capital spending                                              (4,211)                  (2,416)
   Disposal of property, plant and equipment                      4,747                    1,959
   Short term investment with FMC Corporation                   (28,585)                       0
                                                     --------------------------------------------
Cash used in investing activities                               (28,049)                    (457)
                                                     --------------------------------------------
FINANCING ACTIVITIES
   Payments on long term debt                                         0                  (40,964)
   Partners'  distributions                                     (18,325)                       0
                                                     --------------------------------------------
  Cash used in financing activities                             (18,325)                 (40,964)
                                                     --------------------------------------------

Increase (decrease) in cash and marketable securities             1,913                   (7,419)
Cash and marketable securities, beginning of period                  23                   35,623
                                                     --------------------------------------------
Cash and marketable securities, end of period                    $1,936                  $28,204
                                                     ============================================


See Accompanying Notes to Unaudited Financial Statements

                          Iron Horse Investors, L.L.C.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998


1. Basis of Presentation

Iron Horse Investors, L.L.C. together with its subsidiaries, ("the Company") was formed for the primary purpose of facilitating the acquisition (the "Acquisition") of United Defense, L.P. (the Predecessor) via its investment in United Defense Industries, Inc.

In October 1997, the Company was funded with $173 million of equity capital, from an investment group led by the Carlyle Group (Carlyle), which was invested in United Defense Industries, Inc. (UDI). On October 6, 1997 UDI acquired 100% of the partnership interests of United Defense L.P. from FMC Corporation and Harsco Corporation (the sellers). As a result of adjustments to the carrying value of assets and liabilities pursuant to the Acquisition, the financial position and results of operations for periods subsequent to the Acquisition are not directly comparable to Predecessor results.

The financial information presented as of any other date than December 31, 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 has been derived from the audited financial statements of the Company, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its and its predecessor's operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          Iron Horse Investors, L.L.C.

2. Income Taxes

As a limited partnership, income earned by the Predecessor passed to its partners and was taxable at that level, except for taxes payable on the income of the Predecessor's Foreign Sales Corporation (FSC) subsidiary.

As a limited liability company, income which has not been taxed previously, is passed through to its members. The Company's corporate subsidiaries are responsible for income taxes at that level, and accordingly the Company's subsidiaries provide for income taxes at the corporate level. The income tax provision for the 1998 interim period is for taxes payable on the income of the Company's FSC subsidiary.

3. Commitments and Contingencies

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

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed the Company and Predecessor are liable for the cost of software licenses utilized in the business. The total amount of such claims is not yet known, nor have the party or parties responsible for payment been identified.

                         UNITED DEFENSE INDUSTRIES, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

ASSETS:                                          DECEMBER 31, 1997          MARCH 31, 1998
                                                 -----------------          --------------
Current assets:
     Cash and marketable securities                    $35,623                  $28,204
     Trade receivables                                  94,847                   65,234
     Inventories-contracts in process                  330,373                  292,663
     Other current assets                                6,998                    6,026
                                                 -----------------------------------------
  Total current assets                                 467,841                  392,127

Property, plant and equipment, net                     198,909                  180,552

Intangible assets                                      433,048                  395,629
Prepaid pension                                        139,431                  139,317
Other assets                                             6,854                    6,897
                                                 =========================================
Total assets                                        $1,246,083               $1,114,522
                                                 =========================================

LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long term debt                 $12,000                       $0
     Accounts payable, trade and other                  93,641                   56,691
     Advanced payments                                 261,401                  209,605
     Accrued and other liabilities                      71,002                   91,321
                                                 -----------------------------------------
     Total current liabilities                         438,044                  357,617

Long term liabilities net of current portion:
    Accrued pension                                      7,108                    5,880
    Accrued postretirement benefit                       3,290                    2,805
    Long term debt                                     647,800                  618,836
    Other liabilities                                   13,100                   13,100
                                                 -----------------------------------------
Total liabilities                                    1,109,342                  998,238

Commitments and contingencies (Note 3)

Stockholder's Equity:
    Common Stock $.01 par value, 400,000 shares
     authorized, 100,000 issued and outstanding              1                        1
     Additional paid-in-capital                        172,999                  172,999
     Retained deficit                                  (36,259)                 (56,716)
                                                 -----------------------------------------
     Total Stockholder's Equity                        136,741                  116,284
                                                 -----------------------------------------

Total liabilities and stockholder's equity          $1,246,083               $1,114,522
                                                 =========================================


See Accompanying Notes to Unaudited Financial Statements

                        UNITED DEFENSE INDUSTRIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                         THREE MONTHS                   THREE MONTHS
                                             ENDED                          ENDED
                                     ENDED MARCH 31, 1997           ENDED MARCH 31, 1998
                                     --------------------------     --------------------
                                         (PREDECESSOR)
Revenue:
     Sales                                   $287,546                       $314,804

Costs and expenses:
     Cost of sales                            227,868                        280,335
     Selling, general and
      administrative expenses                  27,481                         51,440
     Research and development                   2,482                          2,704
                                     --------------------------     ---------------------
          Total expenses                      257,831                        334,479

     Earnings related to investments
        in foreign afiliates                    8,222                         15,349
                                     --------------------------     ---------------------
Income(loss) from operations                   37,937                         (4,326)

Other income (expense)
     Interest income                              516                            285
     Interest expense                                                        (15,416)
     Miscellaneous, net                            42                              0
                                     --------------------------     ---------------------
Income(loss) before  taxes                     38,495                        (19,457)
Provision for income taxes                        741                          1,000
                                     ==========================     =====================
Net Income(loss)                              $37,754                      $ (20,457)
                                     ==========================     =====================



See Accompanying Notes to Unaudited Financial Statements

                        UNITED DEFENSE INDUSTRIES, INC.
                        UNAUDITED CONSOLIDATED STATEMENT
                            OF STOCKHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                 ADDITIONAL
                                    COMMON        PAID-IN         RETAINED
                                    STOCK         CAPITAL         DEFICIT         TOTAL
                                    --------------------------------------------------------
Balance, December 31, 1997             $1          $172,999      $ (36,259)      $136,741

Net loss for the three months
ended March 31, 1998                                               (20,457)       (20,457)
                                    --------------------------------------------------------
Balance, March 31, 1998                $1          $172,999      $ (56,716)      $116,284
                                    ========================================================



See Accompanying Notes to Unaudited Financial Statements

                        UNITED DEFENSE INDUSTRIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                        THREE MONTHS              THREE MONTHS
                                                            ENDED                     ENDED
                                                       MARCH 31, 1997            MARCH 31, 1998
                                                       --------------            --------------
                                                        (PREDECESSOR)
OPERATING ACTIVITIES
Net Income(loss)                                            $37,754                $ (20,457)
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
   Depreciation                                               6,191                   18,813
   Amortization                                               3,743                   37,888
   Other                                                     (3,259)                    (511)
Changes in assets and liabilities:
   Trade receivables                                         11,440                   29,613
   Inventories                                                 (655)                  37,710
   Other current assets                                      (4,164)                     972
   Prepaid pension cost                                      (1,920)                     114
   Accounts payable, trade and other                         (9,982)                 (36,950)
   Advanced payments                                          9,953                  (51,796)
   Accrued and other liabilities                             (2,028)                  20,319
   Accrued pension cost                                       2,614                   (1,228)
   Accrued post retirement benefits                          (1,400)                    (485)
                                                       --------------------------------------
Cash provided by operating activities                        48,287                   34,002
                                                       --------------------------------------

INVESTING ACTIVITIES
   Capital spending                                          (4,211)                  (2,416)
   Disposal of property, plant and equipment                  4,747                    1,959
   Short term investment with FMC Corporation               (28,585)                       0
                                                       --------------------------------------
Cash used in investing activities                           (28,049)                    (457)
                                                       --------------------------------------
FINANCING ACTIVITIES
   Payments on long term debt                                     0                  (40,964)
   Partners'  distributions                                 (18,325)                       0
                                                       --------------------------------------
  Cash used in financing activities                         (18,325)                 (40,964)
                                                       --------------------------------------

Increase (decrease) in cash and marketable securities         1,913                   (7,419)
Cash and marketable securities, beginning of period              23                   35,623
                                                       ======================================
Cash and marketable securities, end of period                $1,936                  $28,204
                                                       ======================================


See Accompanying Notes to Unaudited Financial Statements

                        United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998


1. Basis of Presentation

United Defense Industries, Inc. (the Company) is a wholly owned subsidiary of Iron Horse Investors, L.L.C. (Iron Horse) and is organized under the laws of the state of Delaware and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. (the Predecessor) by Iron Horse.
Iron Horse is owned by an investment group led by the Carlyle Group (Carlyle). On October 6, 1997, the Company acquired 100% of the partnership interests of United Defense, L.P. from FMC and Harsco (the Sellers). As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction, the financial position and results of operations for periods subsequent to the acquisition are not comparable to Predecessor amounts.

The financial information presented as of any other date than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its and its predecessor's operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                        United Defense Industries, Inc.

2. Income taxes

As a limited partnership, income earned by the Predecessor passed to its partners and was taxable at that level, except for taxes payable on the income of the Predecessor's Foreign Sales Corporation (FSC) subsidiary.

As a corporation, the Company accounts for income taxes under the liability method. The income tax provision for the 1998 interim period is for taxes payable on the income of the Company's FSC subsidiary.

3. Commitments and Contingencies

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

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed the Company and Predecessor are liable for the cost of software licenses utilized in the business. The total amount of such claims is not yet known, nor have the party or parties responsible for payment been identified.

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------------------------

                                 MARCH 31, 1998
                                 --------------

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the company's ability to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with United Defense Industries, Inc.'s international operations and joint ventures, termination of government contracts due to unilateral government action and the impact of the "Year 2000" issue on United Defense Industries, Inc. (the "Company") and its customers and suppliers. For additional information, see "Risk Factors: in the Company's Registration Statement on Form S-4, SEC File Number 333-43619 (the "Form S-4").

         The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

         In October 1997, Iron Horse Investors, L.L.C. ("Iron Horse") was funded with $173 million of equity capital from Carlyle Investment Fund Partnerships, which was invested in its wholly-owned subsidiary. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense, L.P. ("UDLP") for $880.0 million from FMC Corporation ("FMC") and Harsco, Inc. ("HARSCO"), subject to adjustments as provided in the Acquisition Agreement.

         United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp. and UDLP, are directly or indirectly wholly owned and both of those subsidiary guarantors have guaranteed the Company's 8-3/4% Senior Subordinated Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate financial statements of those guarantor subsidiaries are not considered material or provided herein.

OVERVIEW

         The Company is a leading supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense (DoD) and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of more than $1.5 billion as of March 31, 1998, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales were to the U.S. government, primarily to agencies of the DoD (including Foreign Military Sales), or through subcontracts with other government contractors.

         For a description of the Company's business and principal operating programs, see the Form S-4.

         There have been no material changes to the Company's major programs since the Company's prospectus dated February 16, 1998. As indicated therein, the Company recently completed negotiations with the U.S. Navy and Lockheed-Martin Corporation regarding the U.S. Navy's next VLS procurement, which will provide production and ancillary VLS work for the Company from 1998 through 2002.

RESULTS OF OPERATIONS

         There Months Ended March 31, 1998 ("Three Months 1998") Compared to Three Months Ended March 31, 1997 ("Three Months 1997")

         Revenue. Revenue increased $27.3 million, or 9.5%, to $314.8 million for the Three Months 1998 from $287.5 million for the Three Months 1997. The primary reasons for the increase were higher billings for the Crusader program, increased shipments of M109 A6 Paladins, vehicle kits to Korea and self-propelled howitzers to Taiwan, higher upgrade and overhaul activity of armored personnel carriers and naval ordnance and higher receipts of royalties. These increases in sales were partially offset by the completion of shipments of amphibious assault vehicles to Brazil in 1997.

         Gross Profit. Gross profit for the first quarter 1998 declined by $25.2 million, or 42.2%, from the Three Months 1997. The gross margin percentage declined to 10.9% of sales for the Three Months 1998 versus 20.8% for the Three Months 1997. The primary reason for the deterioration is a result of the depreciation and amortization of the increased values of assets established in connection with the allocation of the purchase price in the Acquisition. Also contributing to the decline was the receipt of a Crusader award fee in the 1997 period, the establishment of reserves for a warranty claim from Sweden and the shut down of the Company's foundry operation in Anniston, AL, and by proportionately greater sales from lower margin contracts in 1998. This decline was partially offset by the gross profit derived from the higher revenue discussed above.

         Selling, general and administrative expenses. Selling, general and administrative expenses rose $24.0 million, or 87.2%, to $51.4 million for the Three Months 1998 from $27.4 million for the Three Months 1997. The unfavorable variance is attributable to the amortization of goodwill and other intangible assets established in conjunction with the Acquisition. This unfavorable cost activity was partially offset by reduced costs for corporate related services as the Company incurred lower corporate overhead in 1998 than the overhead charge assessed by FMC in the 1997 period, lower retiree benefit costs and savings related to the previously completed consolidation of the Ground Systems Division.

         Earnings related to investments in foreign affiliates. Earnings from foreign affiliates increased $7.1 million or 86.7%, to $15.3 million for the Three Months 1998 from $8.2 million for the Three Months 1997. The increase was due to higher dividends of $9.7 million in 1998 from FNSS-Turkey as the operation recovered from the fire at a production facility which restricted the dividends that were received in 1997. This increase was partially offset by a decline of $2.5 million in earnings for the Three Months 1998 from FMC-Arabia as this operation continued to be hampered by funding issues for both of its contracts.

         Interest expense. Net interest expense, including the amortization of financing costs in the Three Months 1998, was $15 million compared with interest income of $.5 million in the Three Months 1997. The interest expense is the result of the debt incurred to finance the Acquisition in October 1997.

         Taxes. Historically, the Company has been taxed as a partnership and therefore has not been subject to taxes. For the Three Months 1998, the Company was in a loss position and did not require a tax provision. The taxes reflected in the three month periods for both 1997 and 1998 were for the Company's Foreign Sales Corporation.

         Net income. As a result of the foregoing, including the addition of interest expense and non-cash amortization of the purchase price discussed earlier, there was a net loss of $20.5 million in the Three Months 1998 compared with net income of $37.8 million for the Three Months 1997.

LIQUIDITY

         During the first quarter of 1998, cash provided by operating activities was $34.0 million compared with $48.3 million for the first quarter of 1997. Although net income for the Three Months 1998 was $58.2 million less than for the same period in 1997, the reduction in income was primarily due to an increase in non-cash costs related to depreciation and amortization of the increased values of assets and goodwill established in connection with the Acquisition. The decline in operating cash flow from Three Months 1997 to Three Months 1998 can also be attributed to the change in inventory balances net of advance payments received from customers to finance the inventory. Changes in the relationship between inventory and advance payments is due to a variety of factors such as type of contract, customer, timing of production and deliveries, program status changes and the level of payments for specific programs by period.

         Cash used in investing activities was $.5 million for the Three Months 1998, down from $28.0 million in 1997, when the Company made short term investments in its former majority owner, FMC.

         In the Three Months 1998, cash used for financing activities was applied to pay down debt, compared to distributions of funds to the former owners, FMC and Harsco, as was the case in 1997. For the Three Months 1998, $41.0 million of debt was paid back to the lenders whereas for the Three Months 1997, $18.3 million was distributed to FMC and Harsco.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

                                 MARCH 31, 1998
                                 --------------

ITEM 1.       LEGAL PROCEEDINGS

              The Company's Louisville, Kentucky facility is involved in an administrative proceeding with the Kentucky Department of Environmental Protection ("KDEP") regarding the Company's 1997 disposition to a local landfill of old wood flooring materials from the facility. The Company and KDEP disagree as to whether such materials are sufficiently contaminated by chemical residues from prior operations in the facility to constitute "hazardous waste" within the meaning of applicable Kentucky law. In the course of this administrative proceeding, KDEP asserted on December 15, 1997 that the disposal subjects the Company to a civil penalty of $25,000 per day for so long as the violation continues, a period which could amount to several months or more, depending upon the duration and ultimate resolution of the proceeding.

              The Company believes that the flooring materials do not constitute hazardous waste and expects to prevail in the proceeding, and accordingly, that the likelihood of this matter having a material adverse impact on the Company is remote. However, no assurance of a favorable outcome can be given. The Company also notes that (i) the flooring materials acquired whatever environmental character they may have by virtue of the U.S. Navy operations at the facility prior to the Company's leasehold takeover thereof in August 1996, and (ii) the U.S. Navy has undertaken in writing to indemnify the Company regarding certain environmental consequences of the U.S. Navy's acts and tenure at the facility.

              Alliant Techsystems Inc. ("Alliant"), a subcontractor to the Company in connection with the Paladin howitzer prime contract, filed suit in the U.S. District Court for the District of Minnesota, Case no. 98-764-MJD/AJB, captioned Alliant Techsystems, Inc. v. United Defense Limited Partnership, FMC Corporation, Harsco Corporation, and Sechan Electronics, Inc. (Sechan is a replacement subcontractor employed on the Paladin program). Alliant seeks damages in an unspecified amount, stated only to be in excess of $75,000, on breach of contract and other theories. The Company has filed a motion to dismiss Alliant's lawsuit.

              The dispute arises out of a U.S. Army directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              Financial Data Schedule.

(b)           Reports on Form 8-K

              None.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            /s/ Francis Raborn
                                       By:______________________________
                                            Francis Raborn
                                            Principal Financial and
                                            Accounting Officer
                                            and Authorized Signatory

Dated:   May 13, 1998