Form 10-Q
period 1998-06-30
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1998-08-14
CIK 1051719, 1052971, 1052972, 1052973

FORM 10-Q



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 1998                COMMISSION FILE NUMBER 333-43619
                  -------------                                       ---------

                        United Defense Industries, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                           52-2059782
-------------------------------                        -------------------------
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

                                YES  X        NO
                                    ---          ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 12, 1998:

                                    No. of shares     Par value
                                    -------------     ---------
United Defense Industries, Inc.      17,890,700          $0.01
Iron Horse Investors, L.L.C.            -none-
UDLP Holdings Corp.                       1,000          $0.01
United Defense, L.P.                    -none-

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------
Item 1 - Unaudited Consolidated Financial Statements -
            Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
            1997 and June 30, 1998                                         1

         Unaudited Consolidated Statements of Operations for the
            Three Months Ended and for the Six
            Months Ended June 30, 1997 and 1998                            2

         Unaudited Consolidated Statement of Members' Capital
            for the Three Months Ended June 30, 1998                       3

         Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended June 30, 1997 and 1998              4

         Notes to Unaudited Consolidated Financial Statements              5-6

         Unaudited Consolidated Financial Statements
            United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
            December 31, 1997 and June 30, 1998                            7

         Unaudited Consolidated Statements of Operations for the
            Three Months Ended and for the Six
            Months ended June 30, 1997 and 1998                            8

         Unaudited Consolidated Statement of Stockholders' Equity
            for the Three Months Ended June 30, 1998                       9

         Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended June 30, 1997 and 1998              10

         Notes to Unaudited Consolidated Financial Statements              11-12

Item 2 - Management's Discussion and Analysis of the Results
              of Operations and Financial Condition                        13-18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 19
Item 2(c) - Recent Sale of Unregistered Securities                         20
Item 6 - Exhibits and Reports on Form 8-K                                  20
SIGNATURE
---------

                          IRON HORSE INVESTORS, L.L.C.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


ASSETS:                                                         DECEMBER 31, 1997             JUNE 30, 1998
                                                                -----------------             -------------
Current assets:
     Cash and marketable securities                                  $   35,623               $   26,709
     Trade receivables                                                   94,847                  101,589
     Inventories -contracts in process                                  330,373                  265,769
     Other current assets                                                 6,998                    5,951
                                                                -------------------------------------------
  Total current assets                                                  467,841                  400,018

Property, plant and equipment, net                                      198,909                  168,363

Intangible assets                                                       433,048                  387,907
Prepaid pension                                                         139,431                  136,617
Other assets                                                              6,854                    5,081
                                                                -------------------------------------------
Total assets                                                         $1,246,083               $1,097,986
                                                                ===========================================

LIABILITIES AND CAPITAL
Current liabilities:
     Current portion of long term debt                                  $12,000                       $0
     Accounts payable, trade and other                                   93,641                   59,734
     Advanced payments                                                  261,401                  194,182
     Accrued and other liabilities                                       71,002                   80,496
                                                                -------------------------------------------
     Total current liabilities                                          438,044                  334,412

Long term liabilities net of current portion:
    Accrued pension                                                       7,108                      947
    Accrued postretirement benefit                                        3,290                    3,811
    Long term debt                                                      647,800                  618,836
    Other liabilities                                                    13,100                   22,800
                                                                -------------------------------------------
Total liabilities                                                     1,109,342                  980,806

Minority Interest                                                             0                    5,340
Commitments and contingencies (Note 3)

Members' Capital                                                        136,741                  111,840
                                                                -------------------------------------------
Total liabilities and members' capital                               $1,246,083               $1,097,986
                                                                ===========================================

                          IRON HORSE INVESTORS, L.L.C.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                               THREE MONTHS          THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                  ENDED                  ENDED                ENDED                ENDED
                                              JUNE 30, 1997          JUNE 30, 1998        JUNE 30, 1997        JUNE 30, 1998
                                              -------------          -------------        -------------        -------------
                                              (PREDECESSOR)                               (PREDECESSOR)
Revenue:
     Sales                                        $320,191             $316,866              $607,737            $631,670

Costs and expenses:
     Cost of sales                                 257,255              260,792               485,123             541,127
     Selling, general and
      administrative expenses                       26,642               35,369                54,123              86,809
     Research and development                        3,796                3,924                 6,278               6,628
                                              ------------------------------------        ----------------------------------
          Total expenses                           287,693              300,085               545,524             634,564

     Earnings related to investments
        in foreign affiliates                        4,453               (9,899)               12,675               5,450
                                              ------------------------------------        ----------------------------------
Income(loss) from operations                        36,951                6,882                74,888               2,556

Other income (expense)
     Interest income                                   497                  227                 1,013                 512
     Interest expense                                                   (10,920)                    0             (26,336)
     Miscellaneous, net                                (42)                  68                     0                  68
                                              ------------------------------------        ----------------------------------
Income(loss) before  taxes                          37,406               (3,743)               75,901             (23,200)
Provision for income taxes                           1,169                  701                 1,910               1,701
                                              ------------------------------------        ----------------------------------
Net Income(loss)                                   $36,237              ($4,444)              $73,991            ($24,901)
                                              ====================================        ==================================

                          IRON HORSE INVESTORS, L.L.C.
                        UNAUDITED CONSOLIDATED STATEMENT
                              OF MEMBERS' CAPITAL

                                 (IN THOUSANDS)

                                                         AMOUNT
                                                         ------

Balance, December 31, 1997                              $136,741
Net loss for the six months ended June 30, 1998          (24,901)
                                                        --------
Balance, June 30, 1998                                  $111,840
                                                        ========

                          IRON HORSE INVESTORS, L.L.C.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30, 1997             JUNE 30, 1998
                                                                         ----------------           ----------------
                                                                           (PREDECESSOR)
OPERATING ACTIVITIES
Net Income(loss)                                                             $ 73,991                    ($24,901)
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
   Depreciation                                                                12,636                      34,634
   Amortization                                                                 7,560                      49,388
   Other                                                                       (1,143)                      1,663
Changes in assets and liabilities:
   Trade receivables                                                           19,760                      (6,742)
   Inventories                                                                  1,523                      64,604
   Other current assets                                                        (3,491)                      1,047
   Prepaid pension cost                                                        (4,176)                      2,814
   Accounts payable, trade and other                                           (8,645)                    (33,907)
   Advanced payments                                                            7,303                     (67,219)
   Accrued and other liabilities                                                1,845                      19,194
   Accrued pension cost                                                         4,879                      (6,161)
   Accrued post retirement benefits                                            (2,081)                        521
                                                                         ------------               -------------
Cash provided by operating activities                                         109,961                      34,935
                                                                         ------------               -------------

INVESTING ACTIVITIES
   Capital spending                                                           (10,279)                    (11,308)
   Disposal of property, plant and equipment                                    5,324                       3,015
   Short term investment with FMC Corporation                                 (35,826)                          0
                                                                         ------------               -------------
Cash used in investing activities                                             (40,781)                     (8,293)
                                                                         ------------               -------------
FINANCING ACTIVITIES
   Payments on long term debt                                                       0                     (40,964)
   Proceeds from sale of common stock by subsidiary                                 0                       5,408
   Partners'  distributions                                                   (69,115)                          0
                                                                         ------------               -------------
  Cash used in financing activities                                           (69,115)                    (35,556)
                                                                         ------------               -------------

Increase (decrease) in cash and marketable securities                              65                      (8,914)
Cash and marketable securities, beginning of period                                23                      35,623
                                                                         ------------               -------------
Cash and marketable securities, end of period                                     $88                     $26,709
                                                                         ============               =============

                          Iron Horse Investors, L.L.C.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1998

1.       BASIS OF PRESENTATION

Iron Horse Investors, L.L.C. together with its subsidiaries (the "Company"), was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") via its investment in United Defense Industries,
Inc. ("UDI").

In October 1997, the Company was funded with $173 million of equity capital, from an investment group led by the Carlyle Group ("Carlyle"), which was invested in UDI. On October 6, 1997, UDI acquired 100% of the partnership interests in UDLP from FMC and Harsco. As a result of adjustments to the carrying value of assets and liabilities pursuant to the transaction, the financial position and results of operations for periods subsequent to the acquisition are not comparable to pre-acquisition UDLP amounts.

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its and UDLP's operations and its cash flows for the periods ended June 30, 1998 and 1997. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       INCOME TAXES

As a limited partnership, income earned by UDLP passed to its partners and was taxable at that level, except for taxes payable on the income of UDLP's Foreign Sales Corporation (FSC) subsidiary.

As a limited liability company, income which has not been taxed previously is passed through to its members. The Company's corporate subsidiaries are responsible for income taxes at that level, and accordingly, the Company's subsidiaries provide for income taxes at the corporate level. The income tax provision for the 1998 interim periods is for taxes payable on the income of the Company's FSC subsidiary.

                          Iron Horse Investors, L.L.C.
              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

3.       COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to UDLP in connection with the Paladin howitzer prime contract, filed suit in February 1998 against UDLP, its former owners (FMC and Harsco), and Sechan Electronics, Inc. ("Sechan"), a replacement subcontractor employed on the Paladin program. Alliant seeks damages in an unspecified amount on breach of contract and other theories.

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed UDLP is liable for the cost of software licenses utilized in the business. UDLP has resolved certain of such claims and expects to resolve the remaining claims, collectively, for an amount which management does not believe will have a material adverse impact on the Company.

                        UNITED DEFENSE INDUSTRIES, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

ASSETS:                                                            DECEMBER 31, 1997         JUNE 30, 1998
                                                                   -----------------         -------------
Current assets:
     Cash and marketable securities                                      $35,623                 $26,709
     Trade receivables                                                    94,847                 101,589
     Inventories-contracts in process                                    330,373                 265,769
     Other current assets                                                  6,998                   5,951
                                                             --------------------------------------------
  Total current assets                                                   467,841                 400,018

Property, plant and equipment, net                                       198,909                 168,363

Intangible assets                                                        433,048                 387,907
Prepaid pension                                                          139,431                 136,617
Other assets                                                               6,854                   5,081
                                                             --------------------------------------------
Total assets                                                          $1,246,083              $1,097,986
                                                             ============================================

LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long term debt                                   $12,000                      $0
     Accounts payable, trade and other                                    93,641                  59,734
     Advanced payments                                                   261,401                 194,182
     Accrued and other liabilities                                        71,002                  80,496
                                                             --------------------------------------------
     Total current liabilities                                           438,044                 334,412

Long term liabilities net of current portion:
    Accrued pension                                                        7,108                     947
    Accrued postretirement benefit                                         3,290                   3,811
    Long term debt                                                       647,800                 618,836
    Other liabilities                                                     13,100                  22,800
                                                             --------------------------------------------
Total liabilities                                                      1,109,342                 980,806

Commitments and contingencies (Note 3)

Stockholders' Equity (Note 4)
    Common Stock $.01 par value, 20.000.000 authorized;
     17,300,000 and 17,840,830 issued and outstanding
     at 12/31/97 and 6/30/98                                                 173                     178
     Additional paid-in-capital                                          172,827                 178,230
     Retained deficit                                                    (36,259)                (61,228)
                                                             --------------------------------------------
     Total Stockholder's Equity                                          136,741                 117,180
                                                             --------------------------------------------
Total liabilities and stockholder's equity                            $1,246,083              $1,097,986
                                                             ============================================

                        UNITED DEFENSE INDUSTRIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                 THREE MONTHS        THREE MONTHS        SIX MONTHS          SIX MONTHS
                                                     ENDED              ENDED               ENDED              ENDED
                                                 JUNE 30, 1997      JUNE 30, 1998       JUNE 30, 1997      JUNE 30, 1998
                                           -------------------------------------- --------------------------------------
                                                 (PREDECESSOR)                          (PREDECESSOR)
Revenue:
     Sales                                          $320,191            $316,866           $607,737            $631,670

Costs and expenses:
     Cost of sales                                   257,255             260,792            485,123             541,127
     Selling, general and
      administrative expenses                         26,642              35,369             54,123              86,809
     Research and development                          3,796               3,924              6,278               6,628
                                           -------------------------------------- --------------------------------------
          Total expenses                             287,693             300,085            545,524             634,564

     Earnings related to investments
        in foreign affiliates                          4,453              (9,899)            12,675               5,450
                                           -------------------------------------- --------------------------------------
Income(loss) from operations                          36,951               6,882             74,888               2,556

Other income (expense)
     Interest income                                     497                 227              1,013                 512
     Interest expense                                                    (10,920)                 0             (26,336)
     Miscellaneous, net                                  (42)                  0                  0                   0
                                           -------------------------------------- --------------------------------------
Income(loss) before  taxes                            37,406              (3,811)            75,901             (23,268)
Provision for income taxes                             1,169                 701              1,910               1,701
                                           ====================================== ======================================
Net Income(loss)                                     $36,237             ($4,512)           $73,991            ($24,969)
                                           ====================================== ======================================
</TABLE






                        UNITED DEFENSE INDUSTRIES, INC.
                        UNAUDITED CONSOLIDATED STATEMENT
                            OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                                                     ADDITIONAL
                                                        COMMON         PAID-IN        RETAINED
                                                         STOCK         CAPITAL        DEFICIT         TOTAL
                                                  ------------------------------------------------------------
Balance, December 31, 1997 (Note 4)                         $173       $172,827      $ (36,259)      $136,741

Sale of Common Stock                                           5          5,403                         5,408

Net loss for the six months ended June 30, 1998                                        (24,969)       (24,969)
                                                  ------------------------------------------------------------
Balance, June 30, 1998                                      $178       $178,230       ($61,228)      $117,180
                                                  ============================================================

                         UNITED DEFENSE INDUSTRIES, INC.
                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED          SIX MONTHS ENDED
                                                                                  JUNE 30, 1997            JUNE 30, 1998
                                                                                  -------------            -------------
                                                                                  (PREDECESSOR)
OPERATING ACTIVITIES
Net Income(loss)                                                                      $73,991                  ($24,969)
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
   Depreciation                                                                        12,636                    34,634
   Amortization                                                                         7,560                    49,388
   Other                                                                               (1,143)                    1,731
Changes in assets and liabilities:
   Trade receivables                                                                   19,760                    (6,742)
   Inventories                                                                          1,523                    64,604
   Other current assets                                                                (3,491)                    1,047
   Prepaid pension cost                                                                (4,176)                    2,814
   Accounts payable, trade and other                                                   (8,645)                  (33,907)
   Advanced payments                                                                    7,303                   (67,219)
   Accrued and other liabilities                                                        1,845                    19,194
   Accrued pension cost                                                                 4,879                    (6,161)
   Accrued post retirement benefits                                                    (2,081)                      521
                                                                      ------------------------ -------------------------
Cash provided by operating activities                                                 109,961                    34,935
                                                                      ------------------------ -------------------------
INVESTING ACTIVITIES
   Capital spending                                                                   (10,279)                  (11,308)
   Disposal of property, plant and equipment                                            5,324                     3,015
   Short term investment with FMC Corporation                                         (35,826)                        0
                                                                      ------------------------ -------------------------
Cash used in investing activities                                                     (40,781)                   (8,293)
                                                                      ------------------------ -------------------------
FINANCING ACTIVITIES
   Payments on long term debt                                                               0                   (40,964)
   Proceeds from sale of common stock                                                       0                     5,408
   Partners' distributions                                                            (69,115)                        0
                                                                      ------------------------ -------------------------
  Cash used in financing activities                                                   (69,115)                  (35,556)
                                                                      ------------------------ -------------------------
Increase (decrease) in cash and marketable securities                                      65                    (8,914)
Cash and marketable securities, beginning of period                                        23                    35,623
                                                                      ------------------------ -------------------------
Cash and marketable securities, end of period                                             $88                   $26,709
                                                                      ======================== =========================

                         United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1998

1.       BASIS OF PRESENTATION

United Defense Industries, Inc. (the "Company") is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse") and is organized under the laws of the state of Delaware and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests in UDLP from FMC and Harsco. As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction, the financial position and results of operations for periods subsequent to the acquisition are not comparable to pre-acquisition amounts.

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its and UDLP's operations and its cash flows for the periods ended June 30, 1998 and 1997. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       INCOME TAXES

As a limited partnership, income earned by UDLP passed to its partners and was taxable at that level, except for taxes payable on the income of UDLP's Foreign Sales Corporation (FSC) subsidiary.

As a corporation, the Company accounts for income taxes under the liability method. The income tax provision for the 1998 interim periods is for taxes payable on the income of the Company's FSC subsidiary.

                         United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

3.       COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to UDLP in connection with the Paladin howitzer prime contract, filed suit in February 1998 against UDLP, its former owners (FMC and Harsco), and Sechan Electronics, Inc. ("Sechan"), a replacement subcontractor employed on the Paladin program. Alliant seeks damages in an unspecified amount on breach of contract and other theories.

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed UDLP is liable for the cost of software licenses utilized in the business. UDLP has resolved certain of such claims and expects to resolve the remaining claims, collectively, for an amount which management does not believe will have a material adverse impact on the Company.

4.       STOCKHOLDERS' EQUITY

In April 1998, the Company's board of directors approved an increase in the number of authorized shares to 20 million and authorized a 173 for 1 stock split. Accordingly, all references in the financial statements to number of shares and related amounts have been restated to reflect the stock split.

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                  JUNE 30, 1998

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the Company's ability to design and implement key technological improvements (such as, for example, in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with United Defense Industries, Inc.'s international operations and joint ventures; termination of government contracts due to unilateral government action; and the impact of the "Year 2000" issue on United Defense Industries, Inc. (the "Company") and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619 (the "Form S-4").

         The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

         In October 1997, Iron Horse Investors, L.L.C. ("Iron Horse") was funded with $173 million of equity capital from Carlyle Investment Fund Partnerships, which was invested in the Company. On October 6, 1997, the Company acquired (the

"Acquisition") directly and through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense, L.P. ("UDLP") for $880.0 million from FMC Corporation ("FMC") and Harsco, Inc. ("Harsco"), subject to adjustments as provided in the Acquisition Agreement.

         United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp. and UDLP, are directly or indirectly wholly owned by the Company and both of those subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate financial statements of those guarantor subsidiaries are not considered material or provided herein.

OVERVIEW

         The Company is a leading supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.5 billion as of June 30, 1998, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first six months of 1998 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

         For a description of the Company's business and principal operating programs, see the Form S-4.

         There have been no material changes to the Company's major programs from those described in the Company's Registration Statement on Form S-4. As indicated therein, the Company recently completed negotiations with the U.S. Navy and Lockheed Martin Corporation regarding the U.S. Navy's next VLS procurement, which will provide production and ancillary VLS work for the Company from 1998 through 2002.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998 ("THREE MONTHS 1998") COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 ("THREE MONTHS 1997")

         REVENUE. Revenue in the Three Months 1998 was $316.9 million, a reduction of $3.3 million, or 1.0%, from the Three Months 1997. The decline was due to a shipment in 1997 of a large component for a Seawolf submarine which did not reoccur in 1998 and reduced deliveries of armored personnel carrier vehicle upgrades. These declines were partially offset by higher vehicle and kit shipments to certain foreign customers and an increase in billings for the Crusader development program.

         GROSS PROFIT. Gross profit declined $6.9 million, or 10.9% to $56.1 million for the Three Months 1998 versus the Three Months 1997. The gross profit rate was also down two percentage points from 19.7% for the Three Months 1997 to 17.7% for the Three Months 1998. The decline resulted primarily from the amortization of the Acquisition purchase price partially offset by lower retirement benefit costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $35.4 million in the Three Months 1998, an increase of $8.7 million, or 32.8% from the Three Months 1997. The increase was primarily due to the amortization of goodwill and other intangible assets established as part of the Acquisition and partially offset by the lower cost of corporate overhead for the Three Months 1998 than the overhead charge assessed by FMC for the Three Months 1997.

         EARNINGS FROM FOREIGN AFFILIATES. The Company's foreign affiliates had a loss of $9.9 million for the Three Months 1998 compared to a profit of $4.5 million for the Three Months 1997. The reason for the loss was the establishment of a reserve for a potential offset penalty, which could be assessed by the Turkish government if the Company's Turkish joint venture does not achieve certain export sales.

         INTEREST EXPENSE. Net interest expense was $10.7 million for the Three Months 1998 compared to interest income of $0.5 million for the Three Months 1997. The interest expense is a result of the incurrence of debt to finance the Acquisition.

         NET INCOME. As a result of the foregoing, including the addition of interest expense and amortization of the purchase price discussed earlier, there was a net loss of $4.5 million in the Three Months 1998 compared with net income of $36.2 million for the Three Months 1997.

         SIX MONTHS ENDED JUNE 30, 1998 ("SIX MONTHS 1998") COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 ("SIX MONTHS 1997")

         REVENUE. Revenue of $631.7 million for the Six Months 1998 was up $23.9 million, or 3.9%, compared with the Six Months 1997. The increase was primarily due to increased billings for the Crusader development program, higher deliveries of Paladin upgrades, the addition of FMC's former technology center to the Company and shipments on a classified contract. The increase was partially offset by the shipment in 1997 of a large component for the Seawolf submarine which did not reoccur in 1998.

         GROSS PROFIT. Gross profit declined $32.1 million, or 26.2%, to $90.5 million for the Six Months 1998 versus the Six Months 1997. The gross profit rate decreased 5.9% from 20.2% for the Six Months 1997 to 14.3% for the Six Months 1998. The primary reason for the decline in gross profit, as well as the rate, is the depreciation and amortization of the increased value of assets established in connection with the allocation of the purchase price for the Acquisition. Also contributing to the decline was the establishment of reserves for a warranty claim and the shut down of the Company's foundry operations in Anniston, Alabama and lower profit estimates for several key contracts. This decline was partially offset by the gross profit derived from the higher revenue discussed above and by lower retirement benefit costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses rose to $86.8 million in the Six Months 1998, an increase of $32.7 million or 60.4% compared with the Six Months 1997. The unfavorable variance is attributable to the amortization of goodwill and other intangible assets established in conjunction with the Acquisition. The higher costs were partially offset by lower expense for corporate services and savings related to the consolidation of staff functions within Ground Systems Division.

         EARNINGS FROM FOREIGN AFFILIATES. Earnings from foreign affiliates were $5.5 million for the Six Months 1998, down $7.2 million, or 57.0%, from the Six Months 1997. The decline is due to reduced earnings from the Saudi Arabian joint venture as this operation has experienced a decline in funding for both of its contracts. Also, a reserve established for the potential offset penalty for the joint venture in Turkey negated a year over year increase in dividends received from the venture.

         INTEREST EXPENSE. Net interest expense for the Six Months 1998 was $25.8 compared with interest income of $1.0 million for the Six Months 1997. The interest expense is the result of the debt incurred to finance the Acquisition.

         NET INCOME. As a result of the foregoing, including the addition of interest expense and non-cash amortization of the purchase price, there was a net loss of $25.0 million for the Six Months 1998 compared with net income of $74.0 million for the Six Months 1997.

LIQUIDITY

         During the Six Months 1998, cash provided by operating activities was $34.9 million compared with $110.0 million for the Six Months 1997. The decline in cash flow can be attributed principally to (i) interest expense to service the debt incurred to finance the Acquisition, (ii) the change for the Six Months 1998 in accounts receivable being $26.5 million less than the Six Months 1997 as the Company experienced collection problems due to new, detailed reconciliation requirements at the government payment office, and (iii) the change in accounts payable for the Six Months 1998 was a negative $33.9 million which was $25.3 million more negative than in 1997 due to the timing of spending. Although inventory contributed $64.6 million to cash from operations in the Six Months 1998, this was offset by a comparable reduction in advanced payments for this period, as is usually the case for the Company, so that the net change in cash flow for these two accounts was insignificant.

         Cash used in investing activities was $8.3 million for the Six Months 1998, down from $40.8 million for the Six Months 1997, when the Company made short term investments in its former majority owner FMC.

         Cash used for financing activities was applied to pay down debt in the Six Months 1998, compared to distributions of funds to the former owners, FMC and Harsco, as was the case in the Six Months 1997. For the Six Months 1998, $41 million of debt was paid back to the lenders, whereas for the Six Months of 1997, $69.1 million was distributed to FMC and Harsco. Also, in the first half of 1998, the Company raised $5.4 million from the sale of additional shares of its common stock to certain officers, directors, and other management members of the Company and to individuals affiliated with Carlyle.

IMPACT OF YEAR 2000 ("Y2K")

         The Company has a Y2K compliance program underway and is committing extensive resources to overcome Y2K issues with the intent of minimizing or eliminating disruption related to this potential computer problem. The Company expects to spend $30 million repairing or replacing existing business systems so that they are Y2K compliant. Through June 1998, approximately $10 million of the foregoing figure has been spent. All of such costs will be financed through internal cash flow.

         All divisions have completed assessments of internal systems used by the Company to operate its business and deliver products and services to customers. Various projects intended to repair, replace, upgrade or dispose of non-compliant systems are underway or already completed. The most significant projects addressing Y2K compliance of internal systems are the Integrated Business Systems Projects being executed at Armament Systems Division and Ground Systems Division. These projects are projected to be completed in mid-1999 and will replace mainframe financial, accounting and manufacturing legacy systems with new Y2K compliant systems.

         Suppliers are being contacted regarding their Y2K issues. Some suppliers have indicated compliance through certifications, but many suppliers have indicated that they have Y2K compliance issues which have not been addressed or resolved. Procurement departments at the Company's various divisions will continue to communicate with suppliers to attempt to ensure that they have timely and appropriate plans to resolve Y2K problems. Procurement documents utilized by the Company now include requirements as to Y2K. Because the Company has only a limited understanding of the potential Y2K shortcomings of its many suppliers, the Company is uncertain as to the full nature and extent of the potential supplier-derived Y2K impact on the Company. However, the Company is concerned that supplier Y2K problems could interrupt the flow of components and services to the Company, which could in turn impair the Company's timely delivery under its own customer contracts.

         United States Government ("USG") agencies that the Company works with have also been contacted. All of the agencies contacted indicated that they have Y2K compliance problems which have not been addressed or resolved. Such USG agencies have indicated to the Company that they are working to resolve their Y2K problems, but the Company regards their ability to achieve this objective as uncertain. Because the Company's understanding of the ways in which the USG could experience Y2K difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential USG-derived Y2K impact on the Company. However, the Company is concerned that Y2K problems affecting USG financial administration functions could interrupt or delay the orderly flow of payments to the Company under its USG contracts. Because of the Company's debt service obligations, any such interruption or delay could severely impact the Company's financial condition.

         The Company's production equipment, facilities and other infrastructure assets using embedded computer chips are also being assessed. Results indicate that there are Y2K problems in some equipment. Projects are underway to resolve these issues. A cost estimate to correct these problems has not yet been developed, but the Company believes the cost will be immaterial.

         Assessments at all divisions indicate no Y2K problems with products the Company produces and sells. Some divisions will do more thorough assessments of products with complex embedded software to further validate results of existing tests and studies. Certifications that the Company's products are Y2K compliant have been provided to customers who have requested the certification.

         To the extent that the Company's results depend upon foreign sales, such results could also be adversely impacted by Y2K problems which might beset the foreign customers of the Company or its foreign affiliates. The Company has not yet developed an adequate understanding of potential foreign government Y2K problems or compliance efforts. Also, the Company's foreign affiliates are assessing and operationally addressing their internal Y2K situation, but such efforts have not yet reached the point where the Company can estimate either the cost of corrective efforts or the potential impact of non-correction.

         Management believes it is expending appropriate efforts in addressing the Y2K issue so that it will not incur a disruption to its business operations. However, there can be no assurance that the Company will not incur Y2K problems relating to its efforts or those involving its customers or suppliers or that the costs of such efforts will not be greater than estimated currently.

                                    PART II

                               OTHER INFORMATION

                                 JUNE 30, 1998

ITEM 1.       LEGAL PROCEEDINGS

              The Company's Louisville, Kentucky facility is involved in an administrative proceeding with the Kentucky Department of Environmental Protection ("KDEP") regarding the Company's 1997 disposition to a local landfill of old wood flooring materials from the facility. The Company and KDEP disagree as to whether such materials are sufficiently contaminated by chemical residues from prior U.S. Navy operations in the facility to constitute "hazardous waste" within the meaning of applicable Kentucky law. In the course of this administrative proceeding, KDEP asserted on December 15, 1997 that the disposal subjects the Company to a civil penalty of $25,000 per day for so long as the violation continues, a period which could amount to a year or more, depending upon the duration and ultimate resolution of the proceeding.

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

              Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the Paladin howitzer prime contract, filed suit in February 1998 in the U.S. District Court for the District of Minnesota, Case No. 98-764 - MJD/AJB, captioned Alliant Techsystems, Inc. v. United Defense Limited Partnership, FMC Corporation, Harso Corporation and Sechan Electronics, Inc. (Sechan is a replacement subcontractor employed on the Paladin program). Alliant seeks damages in an unspecified amount, stated only to be in excess of $75,000 on breach of contract and other theories. The Company has filed a motion to dismiss Alliant's lawsuit.

              The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

ITEM 2(c).  RECENT SALE OF UNREGISTERED SECURITIES

              On May 15, 1998, the Company issued an aggregate of 540,830 shares of its common stock for aggregate proceeds to the Company of $5.4 million. Such shares were issued to certain officers, directors and other management members of the Company and to certain individuals employed by or otherwise affiliated with Carlyle and certain of their relatives. Given the limited nature of the sales and the individuals to whom the sales were made, such sales were made under the exemption provided by Section 4(2) and Rule 701 of the Securities Act of 1933.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              Exhibit 2.1--Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementally upon the request of the Commission)*

              Exhibit 2.2--Supplemental Agreement No. 1 to Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp.**

              Exhibit 3.1a--Certificate of Incorporation of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)*

              Exhibit 3.1b--Certificate of Amendment of Certificate of Incorporation Before Payment of Any Part of the Capital of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)*

              Exhibit 3.1c--Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.*

              Exhibit 3.2--By-laws of United Defense Industries, Inc.*

              Exhibit 3.7--Certificate of Formation of Iron Horse Investors, L.L.C.*

              Exhibit 3.8--Limited Liability Company Agreement of Iron Horse Investors, L.L.C.*

              Exhibit 10.1--Professional Service Agreement with J.H. Binford Peay, III

              Exhibit 10.2--Professional Service Agreement with John M. Shalikashvili

              Exhibit 10.3--Executive Compensation Agreement with David V.
              Kolovat

              Exhibit 10.4--Executive Compensation Agreement with Thomas W.
              Rabaut

              Exhibit 10.5--Executive Compensation Agreement with Arthur L. Roberts

              Exhibit 10.6--Executive Compensation Agreement with Frederick M. Strader

              Exhibit 10.7--Executive Compensation Agreement with Peter C.
              Woglom

              * Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 22, 1997.

              ** Incorporated by reference to the identical exhibit number in the Company's Amendment No. 1 to Form S-4 (333-43619) filed with the Securities and Exchange Commission on February 6, 1998.

              Financial Data Schedule.

(b)           Reports on Form 8-K

              None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         By:   /s/ Francis Raborn
                                               ___________________________
                                                  Francis Raborn
                                                  Principal Financial and
                                                  Accounting Officer
                                                  and Authorized Signatory

Dated:   August 12, 1998