Form 10-Q
period 1998-09-30
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1998-11-09
CIK 1051719, 1052971, 1052972, 1052973

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                           _______________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1998            COMMISSION FILE NUMBER 333-43619


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

                            _______________________


                      1525 WILSON BOULEVARD, SUITE 700
                              ARLINGTON, VA 22209
                                (703) 312-6100

        (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES OF
                      EACH REGISTRANT AND CO-REGISTRANT)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (703) 312-6100

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]   NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 5, 1998:

                                                             NO. OF    PAR
                                                             SHARES    VALUE
                                                             ------    -----
United Defense Industries, Inc. ........................ 18,034,267    $0.01
Iron Horse Investors, L.L.C. ...........................     -none-
UDLP Holdings Corp. ....................................      1,000    $0.01
United Defense, L.P. ...................................     -none-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1 - Unaudited Consolidated Financial Statements -
           Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
           1997 and September 30, 1998                                  1

         Unaudited Consolidated Statements of Operations for the
           Three Months and Nine Months Ended September 30, 1997
           and 1998                                                     2

         Unaudited Consolidated Statement of Members' Capital
           for the Nine Months Ended September 30, 1998                 3

         Unaudited Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and 1998        4

         Notes to Unaudited Consolidated Financial Statements           5-6

         Unaudited Consolidated Financial Statements
           United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
           December 31, 1997 and September 30, 1998                     7

         Unaudited Consolidated Statements of Operations for the
           Three Months and Nine months Ended Septmber 30, 1997
           and 1998                                                     8

         Unaudited Consolidated Statement of Stockholder's Equity
           for the Nine Months Ended September 30, 1998                 9

         Unaudited Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and 1998        10

         Notes to Unaudited Consolidated Financial Statements           11-12

Item 2 - Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                        13-19

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART II - OTHER INFORMATION                                             PAGE
---------------------------                                             ----

Item 1 - Legal Proceedings                                              20

Item 2(c) - Recent Sale of Unregistered Securities                      21

Item 6 - Exhibits and Reports on Form 8-K                               21-22

SIGNATURE
---------

                         IRON HORSE INVESTORS, L.L.C.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)


ASSETS:                                         DECEMBER 31, 1997  SEPTEMBER 30, 1998
                                                -----------------  ------------------
Current assets:
     Cash and marketable securities                       $35,623             $75,758
     Trade receivables                                     94,847              79,484
     Inventories-contracts in process                     330,373             263,506
     Other current assets                                   6,998               4,958
                                                -----------------  ------------------
  Total current assets                                    467,841             423,706

Property, plant and equipment, net                        198,909             152,084

Intangible assets                                         433,048             352,349
Prepaid pension                                           139,431             112,670
Other assets                                                6,854               5,659
                                                -----------------  ------------------
Total assets                                           $1,246,083          $1,046,468
                                                =================  ==================
LIABILITIES AND CAPITAL
Current liabilities:
     Current portion of long term debt                    $12,000             $10,871
     Accounts payable, trade and other                     93,641              52,877
     Advanced payments                                    261,401             199,389
     Accrued and other liabilities                         71,002              96,023
                                                -----------------  ------------------
     Total current liabilities                            438,044             359,160

Long term liabilities net of current portion:
    Accrued pension                                         7,108               3,377
    Accrued postretirement benefit                          3,290               3,254
    Long term debt                                        647,800             583,114
    Other liabilities                                      13,100              22,630
                                                -----------------  ------------------
Total liabilities                                       1,109,342             971,535

Minority Interest                                               0               5,870
Commitments and contingencies (Note 3)

Members' Capital                                          136,741              69,063
                                                -----------------  ------------------
Total liabilities and members' capital                 $1,246,083          $1,046,468
                                                =================  ==================

                         IRON HORSE INVESTORS, L.L.C.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (IN THOUSANDS)

                                        THREE MONTHS        THREE MONTHS            NINE MONTHS         NINE MONTHS
                                            ENDED               ENDED                  ENDED               ENDED
                                     SEPTEMBER 30, 1997  SEPTEMBER 30, 1998     SEPTEMBER 30, 1997  SEPTEMBER 30, 1998
                                     ------------------  ------------------     ------------------  ------------------
                                        (PREDECESSOR)                              (PREDECESSOR)
Revenue:
     Sales                                $306,188            $289,643               $913,925            $921,313

Costs and expenses:
     Cost of sales                         269,854             274,406                754,977             815,533
     Selling, general and
      administrative expenses               37,290              43,610                 91,413             130,419
     Research and development                5,818               2,986                 12,096               9,614
                                          --------            --------               --------            --------
          Total expenses                   312,962             321,002                858,486             955,566

     Earnings related to investments
        in foreign affiliates                  846                 427                 13,521               5,877
                                          --------            --------               --------            --------
Income(loss) from operations                (5,928)            (30,932)                68,960             (28,376)

Other income (expense)
     Interest income                           443                 403                  1,456                 915
     Interest expense                                          (12,153)                     0             (38,489)
                                          --------            --------               --------            --------
Income (loss) before income taxes
and minority intrest                        (5,485)            (42,682)                70,416             (65,950)
Provision for income taxes                    (387)              1,500                  1,523               3,201
Income (loss) before minority intrest       (5,098)            (44,182)                68,893             (69,151)
Minority interest                                0               1,405                      0               1,473
                                          --------            --------               --------            --------
Net Income (loss)                          ($5,098)           ($42,777)               $68,893            ($67,678)
                                          ========            ========               ========            ========

                         IRON HORSE INVESTORS, L.L.C
                       UNAUDITED CONSOLIDATED STATEMENT
                              OF MEMBERS' CAPITAL

                                (IN THOUSANDS)

                                                       AMOUNT
                                                     ---------
Balance, December 31, 1997                            $136,741
Net loss for the nine months ended
                September 30, 1998                     (67,678)
                                                     ---------
Balance, September 30, 1998                            $69,063
                                                     =========

                         IRON HORSE INVESTORS, L.L.C.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                 NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1997      SEPTEMBER 30, 1998
                                                                ------------------      ------------------
                                                                   (PREDECESSOR)
                                                                   -------------
OPERATING ACTIVITIES
Net Income(loss)                                                           $68,893                ($67,678)
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
   Depreciation                                                             19,331                  53,225
   Amortization                                                              9,673                  73,756
   Minority interest                                                             0                  (1,473)
   Other                                                                    (4,039)                  2,652
Changes in assets and liabilities:
   Trade receivables                                                         7,600                  15,363
   Inventories                                                              15,546                  66,867
   Other current assets                                                       (745)                  1,533
   Prepaid pension cost                                                     (8,783)                 26,761
   Accounts payable, trade and other                                       (14,585)                (40,764)
   Advanced payments                                                        15,082                 (62,012)
   Accrued and other liabilities                                            11,626                  34,551
   Accrued pension cost                                                      5,428                  (3,731)
   Accrued post retirement benefits                                         (2,247)                    (36)
                                                                ------------------      ------------------
Cash provided by operating activities                                      122,780                   99,014
                                                                ------------------      ------------------
INVESTING ACTIVITIES
   Capital spending                                                        (23,722)                (18,311)
   Disposal of property, plant and equipment                                 6,938                   3,116
   Short term investment with FMC Corporation                               19,497                       0
   Adjustment to purchase price of business                                      0                  16,074
                                                                ------------------      ------------------
Cash provided by investing activities                                        2,713                      879
                                                                ------------------      ------------------
FINANCING ACTIVITIES
   Payments on long term debt                                                    0                 (65,815)
   Proceeds from sale of common stock by subsidiary                              0                   6,057
   Partners'  distributions                                               (114,409)                      0
                                                                ------------------      ------------------
  Cash used in financing activities                                       (114,409)                (59,758)
                                                                ------------------      ------------------
Increase in cash and marketable securities                                  11,084                  40,135
Cash and marketable securities, beginning of period                             23                  35,623
                                                                ------------------      ------------------
Cash and marketable securities, end of period                              $11,107                 $75,758
                                                                ==================      ==================

                         IRON HORSE INVESTORS, L.L.C.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998


1.  BASIS OF PRESENTATION

Iron Horse Investors, L.L.C. together with its subsidiaries (the "Company"), was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") via its investment in United Defense Industries, Inc. ("UDI")

In October 1997, the Company was funded with $173 million of equity capital, from an investment group led by the Carlyle Group ("Carlyle"), which was invested in UDI. On October 6, 1997, UDI acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"). As a result of adjustments to the carrying value of assets and liabilities pursuant to the transaction, the financial position and results of operations for periods subsequent to the acquisition are not comparable to pre-acquisition UDLP amounts.

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all the dislosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments other than as described below and the write-off of unusable software, necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its and UDLP's operations and cash flows for the periods ended September 30, 1998 and 1997. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  INCOME TAXES

As a limited partnership, income earned by UDLP passes to its partners and is taxable at that level, except for taxes payable on the income of UDLP's Foreign Sales Corporation ("FSC") subsidiary.

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

                         IRON HORSE INVESTORS, L.L.C.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.  COMMITMENTS AND CONTINGENCIES

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to UDLP in connection with the Paladin howitzer prime contract, filed suit against UDLP, its former owners (FMC and Harsco), and Sechan Electronics, Inc. ("Sechan"), a replacement subcontractor employed on the Paladin program. Alliant seeks damages in an unspecified amount on breach of contract and other theories.

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed the Company and UDLP are liable for the cost of software licenses utilized in the business. The Company and UDLP have resolved certain of such claims and expect to resolve the remaining claims, collectively, for an amount which management does not believe will have a material adverse impact on the Company.

4.  RESTRUCTURING

During the third quarter of 1998, UDI approved a restructuring plan designed to rationalize production and lower costs at Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other UDI sites and outsourcing certain other operations. UDI recorded a charge of $32.4 million in the third quarter for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge will not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. UDI anticipates the restructuring activity will be complete in December 1999 with the final relocation of production to another site.

                        UNITED DEFENSE INDUSTRIES, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)


ASSETS:                                                                 DECEMBER 31, 1997   SEPTEMBER 30, 1998
                                                                        ------------------  ------------------
Current assets:
     Cash and marketable securities                                                $35,623             $75,758
     Trade receivables                                                              94,847              79,484
     Inventories-contracts in process                                              330,373             263,506
     Other current assets                                                            6,998               4,958
                                                                        ------------------  ------------------
  Total current assets                                                             467,841             423,706

Property, plant and equipment, net                                                 198,909             152,084

Intangible assets                                                                  433,048             352,349
Prepaid pension                                                                    139,431             112,670
Other assets                                                                         6,854               4,373
                                                                        ------------------  ------------------
Total assets                                                                    $1,246,083          $1,045,182
                                                                        ==================  ==================

LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long term debt                                             $12,000             $10,871
     Accounts payable, trade and other                                              93,641              52,877
     Advanced payments                                                             261,401             199,389
     Accrued and other liabilities                                                  71,002              96,023
                                                                        ------------------  ------------------
     Total current liabilities                                                     438,044             359,160

Long term liabilities net of current portion:
    Accrued pension                                                                  7,108               3,377
    Accrued postretirement benefit                                                   3,290               3,254
    Long term debt                                                                 647,800             583,114
    Other liabilities                                                               13,100              22,630
                                                                        ------------------  ------------------
Total liabilities                                                                1,109,342             971,535

Commitments and contingencies (Note 3)

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 authorized;
     17,300,000 and 18,034,267 issued and outstanding
     at 12/31/97 and 9/30/98                                                           173                 180
     Additional paid-in-capital                                                    172,827             180,163
     Stockholders' Loans                                                                 0              (1,286)
     Retained deficit                                                              (36,259)           (105,410)
                                                                        ------------------  ------------------
     Total Stockholder's Equity                                                    136,741              73,647
                                                                        ------------------  ------------------
Total liabilities and stockholder's equity                                      $1,246,083          $1,045,182
                                                                        ==================  ==================

                                                        UNITED DEFENSE INDUSTRIES, INC.
                                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (IN THOUSANDS)

                                            THREE MONTHS        THREE MONTHS           NINE MONTHS            NINE MONTHS
                                                ENDED               ENDED                 ENDED                  ENDED
                                         SEPTEMBER 30, 1997   SEPTEMBER 30, 1998     SEPTEMBER 30, 1997    SEPTEMBER 30, 1998
                                        -------------------- --------------------   -------------------- ---------------------
                                          (PREDECESSOR)                                (PREDECESSOR)
Revenue:
     Sales                                      $306,188           $289,643              $913,925                     $921,313

Costs and expenses:
     Cost of sales                               269,854            274,406               754,977                      815,533
     Selling, general and
      administrative expenses                     37,290             43,610                91,413                      130,419
     Research and development                      5,818              2,986                12,096                        9,614
                                        -------------------- --------------------   -------------------- --------------------
          Total expenses                         312,962            321,002               858,486                      955,566

     Earnings related to investments
        in foreign affiliates                        846                427                13,521                        5,877
                                        -------------------- --------------------   -------------------- ---------------------
Income (loss) from operations                     (5,928)           (30,932)               68,960                      (28,376)

Other income (expense)
     Interest income                                 443                403                 1,456                          915
     Interest expense                                  0            (12,153)                    0                      (38,489)
     Miscellaneous, net                                0                  0                     0                            0
                                        -------------------- --------------------   -------------------- ----------------------
Income (loss) before taxes                        (5,485)           (42,682)               70,416                      (65,950)

Provision for income taxes                          (387)             1,500                 1,523                        3,201
                                        -------------------  --------------------   -------------------- ---------------------
Net Income (loss)                                ($5,098)          ($44,182)              $68,893                     ($69,151)
                                        ==================== ====================   ==================== =====================

                        UNITED DEFENSE INDUSTRIES, INC.
                       UNAUDITED CONSOLIDATED STATEMENT
                            OF STOCKHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                  Additional
                                         Common     Paid-In    Retained    Stockholders'
                                          Stock     Capital     Deficit      Loans         Total
                                        ----------------------------------------------------------
Balance, December 31, 1997                $173      $172,827    ($36,259)      $    0     $136,741

Sale of Common Stock                         7         7,336                   (1,286)       6,057

Net loss for the nine months
          ended September 30, 1998                               (69,151)                  (69,151)
                                        ----------------------------------------------------------
Balance, September 30, 1998               $180      $180,163   ($105,410)     ($1,286)    $ 73,647
                                        ==========================================================

                        UNITED DEFENSE INDUSTRIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

                                (IN THOUSANDS)

                                                                         NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 1997      SEPTEMBER 30, 1998
                                                                        ------------------      ------------------
                                                                           (PREDECESSOR)
OPERATING ACTIVITIES
Net Income(loss)                                                                   $68,893                ($69,151)
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
   Depreciation                                                                     19,331                  53,225
   Amortization                                                                      9,673                  73,756
   Other                                                                            (4,039)                  2,652
Changes in assets and liabilities:
   Trade receivables                                                                 7,600                  15,363
   Inventories                                                                      15,546                  66,867
   Other assets                                                                       (745)                  1,533
   Prepaid pension cost                                                             (8,783)                 26,761
   Accounts payable, trade and other                                               (14,585)                (40,764)
   Advanced payments                                                                15,082                 (62,012)
   Accrued and other liabilities                                                    11,626                  34,551
   Accrued pension cost                                                              5,428                  (3,731)
   Accrued post retirement benefits                                                 (2,247)                    (36)
                                                                        ------------------      ------------------
Cash provided by operating activities                                              122,780                  99,014
                                                                        ------------------      ------------------
INVESTING ACTIVITIES
   Capital spending                                                                (23,722)                (18,311)
   Disposal of property, plant and equipment                                         6,938                   3,116
   Short term investment with FMC Corporation                                       19,497                       0
   Adjustment to purchase price of business                                              0                  16,074
                                                                        ------------------      ------------------
Cash provided by investing activities                                                2,713                     879
                                                                        ------------------      ------------------
FINANCING ACTIVITIES
   Payments on long term debt                                                            0                 (65,815)
   Proceeds from sale of common stock                                                    0                   6,057
   Partners' distributions                                                        (114,409)                      0
                                                                        ------------------      ------------------
  Cash used in financing activities                                               (114,409)                (59,758)
                                                                        ------------------      ------------------

Increase in cash and marketable securities                                          11,084                  40,135
Cash and marketable securities, beginning of per                                        23                  35,623
                                                                        ------------------      ------------------
Cash and marketable securities, end of period                                      $11,107                 $75,758
                                                                        ==================      ==================

                        UNITED DEFENSE INDUSTRIES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998


1.  BASIS OF PRESENTATION

United Defense Industries, Inc. (the "Company") is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse") and is organized under the laws of the state of Delaware and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"). As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction, the financial position and results of operations for periods subsequent to the acquisition are not comparable to pre-acquisition UDLP amounts.

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all the dislosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments other than as described below and the write-off of unusable software, necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its and UDLP's operations and cash flows for the periods ended September 30, 1998 and 1997. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  INCOME TAXES

As a limited partnership, income earned by UDLP passes to its partners and is taxable at that level, except for taxes payable on the income of UDLP's Foreign Sales Corporation ("FSC") subsidiary.

As a corporation, the Company accounts for income taxes under the liability method. The income tax provision for the 1998 interim periods is for taxes payable on the income of the Company's FSC subsidiary.

                        UNITED DEFENSE INDUSTRIES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



3.  COMMITMENTS AND CONTINGENCIES

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to UDLP in connection with the Paladin howitzer prime contract, filed suit against UDLP, its former owners (FMC and Harsco), and Sechan Electronics, Inc. ("Sechan"), a replacement subcontractor employed on the Paladin program. Alliant seeks damages in an unspecified amount on breach of contract and other theories.

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant, and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Certain software vendors have claimed the Company and UDLP are liable for the cost of software licenses utilized in the business. The Company and UDLP have resolved certain of such claims and expects to resolve the remaining claims, collectively, for an amount which management does not believe will have a material adverse impact on the Company.

4.  RESTRUCTURING

During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. The Company recorded a charge of $32.4 million in the third quarter for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge will not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. The Company anticipates the restructuring activity will be complete in December 1999 with the final relocation of production to another site.

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------------------------

                               SEPTEMBER 30, 1998
                              -------------------



FORWARD-LOOKING STATEMENTS

          Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; termination of government contracts due to unilateral government action and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619 (the "Form S-4").

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Introduction

          In October 1997, Iron Horse Investors, L.L.C. ("Iron Horse") was funded with $173 million of equity capital from Carlyle Investment Fund Partnerships, which was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense, L.P. ("UDLP") for $880.0 million from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"). This price was subsequently adjusted downward by $16.1 million to reflect adjustment clauses in the Acquisition Agreement.

          United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp. and UDLP, are directly or indirectly wholly owned and both of those subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein.

OVERVIEW

          The Company is a leading supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DOD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.3 billion as of September 30, 1998, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first nine months of 1998 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

            For a more detailed description of the Company's business and principal operating programs, see the Form S-4.

          There have been no material changes to the Company's major programs from those described in the Company's Registration Statement on Form S-4. As indicated therein, the Company completed negotiations with the U.S. Navy and Lockheed Martin Corporation regarding the U.S. Navy's next vertical launch system ("VLS") procurement, which will provide production and ancillary VLS work for the Company from 1998 through 2002.

RESULTS OF OPERATIONS

          Three Months Ended September 30, 1998 ("Three Months 1998") and Nine Months Ended September 30, 1998 ("Nine Months 1998") Compared with Three Months Ended September 30, 1997 ("Three Months 1997") and Nine Months Ended September 30, 1997 ("Nine Months 1997").

          Revenue. Revenue in the Three Months 1998 was $289.6 million, a reduction of $16.6 million, or 5.4%, from the Three Months 1997. The lower revenue was due to a decline in VLS module and canister shipments, naval five inch guns, Crusader sales and the completion of the shipment of a large foreign artillery order in 1997. These declines were partially offset by shipments of ammunition supply vehicles, a shipment of recovery vehicles to a foreign customer, the start up of command and control vehicle deliveries and higher engineering sales in 1998. Revenue for the Nine Months 1998 was $921.3 million, an increase of $7.4 million, or 0.8%, from the Nine Months 1997. The above mentioned variances for the third quarter also pertain to the nine month period except that Crusader sales for the Nine Months 1998 have increased compared with 1997. Additionally, revenue is higher in 1998 due to sales on a classified engineering contract and the addition of FMC's former technology center to the Company partially offset by the shipment in 1997 of a large component for the Seawolf submarine which did not reoccur in 1998.

          Gross Profit. Gross profit declined $21.1 million, or 58.1% to $15.2 million for the Three Months 1998 versus the Three Months 1997. The gross profit rate was also down 6.6 percentage points from 11.9% for the Three Months
1997 to 5.3% for the Three Months 1998.   The decline is due to the
establishment of reserves for restructuring the Company's Armament Systems Division (the primary reserve adjusted prepaid pension to reflect that the overfunded pension plan will be used to meet certain restructuring costs), the write-off of unusable, capitalized software, the lower revenue described above, and amortization of the Acquisition purchase price. Reserves established for contracting issues and downward adjustments to contract profit estimates in the Three Months 1997 partially offset the decline. Gross profit decreased $53.2 million, or 33.4%, to $105.8 million for the Nine Months 1998 from $158.9 million for the Nine Months 1997. The gross profit rate deteriorated 5.9 percentage points to 11.5% for the Nine Months 1998. The decline can primarily be attributed to the variances that occurred in the third quarter except that the decline associated with the amortization of the Acquisition purchase price is considerably larger for the nine month period.

          Selling, general and administrative expenses. Selling, general and administrative expenses were $43.6 million in the Three Months 1998, an increase of $6.3 million, or 16.9%, from the Three Months 1997. The unfavorable variance is attributable to the amortization of goodwill and other intangible assets established in conjunction with the Acquisition. The higher costs were partially offset by lower expense for corporate services and lower commissions to foreign representatives. For the Nine Months 1998, selling, general and administrative expenses were $130.4 million, which was $39.0 million, or 42.7%, higher than for the Nine Months 1997. The reasons for the increased costs are the same as for the third quarter except that the amortization of goodwill and other intangible assets established with the Acquisition was considerably higher for the nine months and were further partially offset by savings related to the consolidation of certain staff functions.

          Research and development. Research and development costs were $3.0 million for the Three Months 1998 which was $2.8 million, or 48.7%, lower than the Three Months 1997. For the Nine Months 1998, research and development costs were $9.6 million which was $2.5 million, or 20.5%, lower than the Nine Months 1997. The reason for the decline for both periods is related to heightened activity in the third quarter of 1997 associated with the culmination of major projects.

          Earnings from foreign affiliates. Earnings from foreign affiliates were $0.4 million in the Three Months 1998, a decline of $0.4 million from the Three Months 1997. The decline was due to lower earnings from the Company's Saudi Arabian joint venture as a result of lower funding from the Saudi government and decreased activity on its contracts. For the Nine Months 1998, earnings from affiliates were $5.9 million which is $7.6 million less than for Nine Months 1997. As with the third quarter variance, the reason for the decline is due to reduced activity at the Saudi Arabian joint venture.

          Interest expense. Net interest expense for the Three Months 1998 was $11.7 million compared with interest income of $0.4 million for the Three
Months 1997.   Net interest expense for the Nine Months 1998 was $37.6 million compared with interest income of $1.5 million for the Nine Months 1997. The interest expense is the result of the debt incurred to finance the Acquisition.

          Net income. As a result of the foregoing, including the addition of interest expense and amortization of the Acquisition purchase price discussed earlier, there was a net loss of $44.2 million in the Three Months 1998 compared with a net loss of $5.1 million in the Three Months 1997; and there was a net loss of $69.2 million for the Nine Months 1998 compared with net income of $68.9 million for the Nine Months 1997.

LIQUIDITY

          During the Nine Months 1998, cash provided by operating activities was $99.0 million compared with $122.8 million for the Nine Months 1997. There were several significant shifts in cash flow generation between the two years: (i) net income plus depreciation and amortization is lower in 1998 as a result of interest expense to service the debt incurred to finance the acquisition, (ii) inventory net of advanced payments resulted in cash flow of $4.9 million in 1998, which was down considerably from the cash provided by these two accounts in 1997 due to the liquidation of large advance payments from foreign contracts during the period, (iii) prepaid pension cost was reduced by $26.8 million in 1998 representing the majority of the non-cash restructuring charge at Armament Systems Division, (iv) the change in accounts payable in 1998 caused a cash usage of $40.8 million which was $26.2 million greater (i.e. more negative) than in 1997 due to the timing of spending, and (v) accrued liabilities provided $34.6 million in cash in 1998 which was $23.0 million more than in 1997, mainly due to reserves established for the restructuring at Armament Systems Division, unusable software and several other smaller reserves.

          Cash provided by investing activities was $0.9 million for the Nine Months 1998 versus $2.7 million for the Nine Months 1997, when the Company liquidated its short term investment in its former majority owner, FMC. The Nine Months 1998 period includes cash generation of $16.1 million representing the purchase price adjustment.

          Cash used for financing activities was applied to pay down debt in the Nine Months 1998, versus distributing funds to the former owners, FMC and Harsco, as was the case in the Nine Months 1997. For the Nine Months 1998, $65.8 million of debt was paid back to the lenders, whereas for the Nine Months 1997, $114.4 million was distributed to FMC and Harsco. Also in 1998, the Company raised $6.1 million from the sale of additional shares of its common stock to certain officers, directors and other management members of the Company and to individuals affiliated with Carlyle.

          The Company is planning to seek a revision to its senior credit agreement which would permit the repurchase of the Company's Senior Subordinated Notes. Although there currently is no plan to repurchase the Senior Subordinated Notes, if the revision is granted, the Company would consider repurchasing the Senior Subordinated Notes at a future date if the circumstances were appropriate.

IMPACT OF THE YEAR 2000 ("Y2K")

          The Company continues to pursue its Y2K compliance program and is committing extensive resources to overcome Y2K issues with the intent of minimizing or eliminating disruption related to this potential computer problem. The Company has determined that all of its divisions are affected by this problem. If nothing is done to resolve Y2K problems in internal computing systems, the Company may potentially experience work slowdowns or stoppages in production, resulting in delayed product deliveries to customers. The Company's research and product development business may be negatively impacted as well, since this area is technology-driven and depends heavily on both internal and external computers and telecommunications services. Contingency plans to address these issues are being established.

The Company plans to repair or replace all key deficient systems by mid-1999. The Company expects to spend $30 million repairing or replacing existing computing systems and assets with embedded systems. Through September 30, 1998, $16.7 million of the foregoing figure has been spent.

The largest projects underway to resolve Y2K problems are the integrated business systems projects being executed at Armament Systems Division and Ground Systems Division. The majority of this activity is to implement new enterprise resources software packages, but both divisions are experiencing software problems with the new packages. As a result of these problems and the delays they were causing, Ground Systems Division recently decided to discontinue implementation of the new enterprise resource system and to modify the existing business system so that it is Y2K compliant instead. These projects are currently scheduled to be completed in mid-1999.

All divisions continue to contact suppliers regarding such suppliers' potential Y2K issues. A standard request for certification has been formulated and will be used by all divisions as they continue to pursue Y2K certifications from
active suppliers.   Procurement documents utilized by the Company will continue to include requirements as to Y2K compliance. Despite such efforts, the Company expects to have only a limited understanding of the potential Y2K shortcomings of many of its suppliers, and will therefore be uncertain as to the full nature and extent of the potential supplier-derived impact on the Company. The Company is concerned that supplier Y2K problems could interrupt the flow of components and services to the Company, which could in turn impair the Company's timely delivery under its own customer contracts.

The Company continues to monitor the Y2K compliance status of United States Government ("USG") agencies that it does business with, especially payment offices. While such agencies have indicated that they are working to resolve their Y2K problems, the Company regards their ability to achieve this objective as uncertain. Because the Company's understanding of the ways in which the USG could experience Y2K difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential USG-derived Y2K
impact on the Company.   However, the Company is concerned that Y2K problems
affecting USG financial administration functions could interrupt or delay the orderly flow of payments to the Company under its USG contracts. Because of the Company's substantial debt service obligations and reliance on USG contracts, any such interruption or delay could severely impact the Company's financial condition.

Although all divisions have completed assessments of internal systems and assets with embedded systems, assessments will continue to occur until the year 2000. This ongoing assessment is needed to make sure new assets and systems are
compliant.   Systems inventories and disposition decisions will be updated as part of the ongoing assessment.

Product assessments have not identified Y2K problems with the Company produced components of the Company's products. The Company continues to receive requests for certifications, representations or other commentary regarding Y2K issues from its customers. In some cases, such requests have resulted in contract modifications regarding statements about the Y2K compliance of the Company's products. In others, the Company has provided details on its Y2K compliance programs by responding to detailed surveys.

To the extent that the Company's results depend upon foreign sales, the Company could be adversely impacted by Y2K problems which might beset the foreign customers of the Company or its foreign affiliates. Foreign governments may seriously lag the USG in terms of assessing and addressing Y2K problems. As a result, the Company does not expect to develop an adequate understanding of potential foreign government Y2K problems. The Company's foreign affiliates have assessed their respective internal Y2K situations and have determined that there will be some limited exposure due to non-compliant internal systems. The foreign affiliates have indicated that they expect to resolve non-compliance problems in time to avoid any disruptions to operations;

however, such outcome is not assured. Cost estimates for these efforts have not yet been established.

Management believes it is expending appropriate efforts in addressing the Y2K issue so that the Company's business operations will not be significantly disrupted. However, there can be no assurance that the Company will not incur Y2K problems relating to its efforts or those involving its customers or suppliers or that the costs of such efforts will not be greater than estimated currently.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                               SEPTEMBER 30, 1998
                               ------------------




ITEM 1.  LEGAL PROCEEDINGS

For a description of the Company's pending proceeding with the Kentucky Department of Environmental Protection, please refer to the Company's Form 10-Q Report for the period ending June 30, 1998.

As indicated in the Company's Form 10-Q Report for the period ended June 30, 1998, Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the Paladin howitzer prime contract, filed suit in February 1998 in the U.S. District Court for the District of Minnesota, Alliant Techsystems,
                                                           --------------------
Inc. v. United Defense Limited Partnership, FMC Corporation, Harsco Corporation
-------------------------------------------------------------------------------
and Sechan Electronics, Inc.  (Sechan is a replacement subcontractor employed on
----------------------------
the Paladin program). Alliant seeks damages in an unspecified amount on breach of contract and other theories. The Company has filed a motion to dismiss Alliant's lawsuit.

The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant and was thereafter replaced by subcontract work performed by Sechan. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

Subsequent to the commencement of Alliant's federal court lawsuit, Sechan was dismissed as a defendant. The remaining defendants have moved to dismiss the case entirely, and the parties are awaiting the court's decision on that motion. Apparently concerned that the motion to dismiss may succeed, Alliant recently filed a second lawsuit regarding the same subject matter in Minnesota state court, Alliant Techsystems Inc. v. United Defense L.P., FMC Corp., and Harsco
       ----------------------------------------------------------------------
Corp., Fourth Judicial District Court, Hennepin County, Minnesota.
-----

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. The Company's qui tam cases are, respectively,

U.S. ex rel. Shukla v. United Defense L.P., FMC Corp., Harsco Corp., and United
-------------------------------------------------------------------------------
Defense Industries, Inc., in the U.S. District Court for the District of
------------------------
Minnesota; and U.S. ex rel. Seman v. United Defense, FMC Corp., and Harsco
               ----------------------------------------------------------------
Corp., in the U.S. District Court for the District of Minnesota.  Each case
-----
primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications.

Since qui tam cases assert rights on behalf of the U.S. government, the Department of Justice ("DOJ") has the statutory right to intervene in such cases and essentially take control of such litigation. Historically, DOJ appears to intervene in cases which appear to offer relatively better prospects of ultimate recovery. DOJ investigated both the Shukla and Seman matters and has declined to intervene in either case. The Company moved to dismiss a prior version of the complaint in the Shukla case, and expects as well to file a motion to dismiss the most recently amended version of the complaint therein. The Company has until November 23, 1998 to file its initial responsive pleading in the Seman case.

ITEM 2(C).  RECENT SALE OF UNREGISTERED SECURITIES
            --------------------------------------

       On July 31 and September 25, 1998, the Company issued an aggregate of 193,437 shares of its common stock for aggregate proceeds to the Company of $1.9 million. Such shares were issued to certain officers and other management members of the Company. The Company provided loans to management members to purchase 128,567 of such shares. Given the limited nature of the sales and the individuals to whom the sales were made, such sales were made under the exemption provided by Section 4(2) and Rule 701 of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)    Exhibits

       Exhibit 2.1 -- Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementally upon the request of the Commission).*

       Exhibit 2.2 -- Supplemental Agreement No. 1 to Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco
UDLP Corporation and Iron Horse Acquisition Corp.**

       Exhibit 3.1a -- Certificate of Incorporation of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)*

       Exhibit 3.1b -- Certificate of Amendment of Certificate of Incorporation Before Payment as Any Part of the Capital of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)*

       Exhibit 3.1c -- Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.*

       Exhibit 3.2 -- By-laws of United Defense Industries, Inc.*

       Exhibit 3.3 -- Articles of Incorporation of UDLP Holdings Corp.*

       Exhibit 3.4 -- By-laws of UDLP Holdings Corp.*

       Exhibit 3.5 -- Amended and Restated Agreement of Limited Partnership of United Defense, L.P.*

       Exhibit 3.6 -- Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.P*

       Exhibit 3.7 -- Certificate of Formation of Iron Horse Investors, L.L.C.*

       Exhibit 3.8 -- Limited Liability Company Agreement of Iron Horse Investors, L.L.C.*

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



                                       By:   /s/ Francis Raborn
                                            -------------------
                                               Francis Raborn
                                               Principal Financial and
                                               Accounting Officer
                                               and Authorized Signatory



Dated:   November 5, 1998