Form 10-K405
period 1998-12-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1999-03-30
CIK 1051719, 1052971, 1052972, 1052973

================================================================================
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998 Commission file number 333-43619.

                        UNITED DEFENSE INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                            ----------------------

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

                            ----------------------

                       1525 Wilson Boulevard, Suite 700,
                        Arlington, Virginia, 22209-2411
                                 (703)312-6100
        (Address and telephone number of principal executive offices of
                      Registrant and each Co-Registrant)

                            ----------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                None
Securities registered pursuant to Section 12(g) of the Act:
                                                                None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None as of March 29, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of March 29, 1999.


                                                      No. of shares    Par Value
                                                      -------------    ---------
        United Defense Industries, Inc. ..............  18,039,624       $0.01
        Iron Horse Investors, L.L.C. .................    -NONE-
        UDLP Holdings Corp. ..........................     1,000         $0.01
        United Defense, L.P. .........................    -NONE-

--------------------------------------------------------------------------------
================================================================================

Forward-Looking Statements

         This report on Form 10-K contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, in the Crusader program discussed herein) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; termination of government contracts due to unilateral government action; and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619.

ITEM 1.  Description of Business

Overview

     The Company is a subsidiary of Iron Horse Investors, L.L.C. ("Iron
Horse") and is organized under the laws of the state of Delaware and was formed in 1997 for the primary purpose of facilitating the acquisition of United Defense, L.P. by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of United Defense, L.P. from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"), (collectively the "Sellers"). Iron Horse's only assets is the Company and therefore except as indicated, the discussion herein is the same for both entities.

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense and a number of allied military forces worldwide. The Company's primary products include the Bradley Fighting Vehicle and its derivatives, and the development program for the Crusader Field Artillery System. The Bradley Fighting Vehicle is the only domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The Company has maintained its prime contractor position on the Bradley program since production began in 1981, and has added a number of technology-based upgrades and derivative vehicles that continue to extend the program's life-cycle. Building on over twenty years of experience on the M109 self-propelled howitzer and upgrades, the Company is also the prime contractor for the development of the Crusader Field Artillery System. The U.S. Army has identified the Crusader as its planned multi-billion dollar next-generation field artillery system and the largest U.S. military vehicle development program of this decade. In addition to fighting vehicle and howitzer programs, the Company serves as the prime contractor for a number of mission critical military programs, several of which have spanned decades, including the M113 armored personnel carrier since 1960, the M88 tank recovery vehicle since 1960, and the U.S. Navy's Mk45 naval gun system since 1968. The status of the Company's major programs is described below.

Tracked Combat Vehicles ("TCVs"). TCVs are highly mobile vehicles that can cross natural and man-made obstacles and urban terrain in all weather conditions, while under fire from enemy combat forces. The U.S. Army and Marines use tracked combat vehicles for four basic missions: (i) close combat, where the combination of tanks, scout vehicles, fighting vehicles, armored personnel carriers, and command and control vehicles provide the capability to present an integrated and flexible combat front to face enemy forces at close range; (ii) fire support, by providing lethal indirect firepower through self-propelled armament and multiple launch rocket systems; (iii) combat support, including the provision of operational assistance, such as crossing barriers, clearing or laying obstacles and recovering disabled systems; and (iv) amphibious assaults, in which amphibious assault vehicles are able to initiate attack from the sea and continue the attack on land.

     TCVs are classified into two weight classes: medium/light and heavy.
The Company produces and services vehicles primarily in the medium/light class. Medium/light vehicles weigh less than 40 tons and normally are fabricated from aluminum. The medium/light class of vehicles made its first appearance during World War II, with an amphibious assault vehicle produced by the Company. Since then, this vehicle class has expanded to include fighting vehicles, self-propelled artillery and specialty vehicles.

         The Bradley Fighting Vehicle ("BFV"). The Company has been the sole-source, prime contractor of the BFV to the U.S. Army since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles and a stabilized turret, and is the only domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. Weighing 35 tons, the BFV is outfitted with armor and day/night sights, and can transport up to nine people across rough terrain. The vehicle's combination of lethality, survivability and tactical and strategic mobility has established it as a critical component of the U.S. government's full-spectrum warfare strategy. A total of 6,742 BFVs have been built, of which 400 were for the Saudi Arabian Army.

         Although new BFVs are not currently being built, the Army has invested substantial time in upgrading much of its existing fleet of BFVs to the BFV A2 version. The Company initiated delivery of a further upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production contract awarded in July of 1997. The BFV A3 provides enhancements such as situation awareness capability, lethality, survivability and sustainability and is a key component to the U.S. Army's program to digitize the battlefield. The U.S. Army is currently planning to upgrade 1,103 older version BFVs to the A3 configuration by 2005. A new production contract was signed in December 1998 to upgrade 70 vehicles for delivery starting in March 2000.

         BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles developed by the Company. One such derivative, the Multiple Launch Rocket System ("MLRS") carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Vought Systems. The Company was awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire from the artillery. The Company provided 22 kits to convert BFV's under a workshare arrangement with Red River Army depot to produce Fire Support Vehicles. The Command and Control Vehicle ("C2V") is a self-contained vehicle that keeps pace with armored maneuver forces while providing the crew with a protected environment. The Company was awarded the third year production contract for C2V conversions in December 1998 with scheduled deliveries to be completed in May 2001. Finally, the Army's Linebacker air defense vehicle integrates the BFV with Stinger missiles and adds improvements to turret fire control, target acquisition subsystems and survivability. The Company received a new contract for Linebacker conversions in July 1998 for delivery in 1999. Contracts for BFV derivatives are generally smaller in value than the basic BFV upgrade contract.

         In addition to the development and manufacture of BFV derivatives, the Company provides BFV upgrade kits and field services. Kits allow for the upgrade of BFVs to incorporate advancements in technology. The Company also deploys experts to provide on-site training and advice to customers, complete maintenance and repairs, and assess the necessity of replacement parts. The Company is also under contract with the U.S. Army's Simulation, Training and Instrumentation Command for the development and demonstration of a multi-purpose simulator/trainer for the BFV family of vehicles.

          M109 Self-Propelled Howitzer ("M109"). The M109 has been the most widely-used field artillery vehicle for the U.S. military and certain foreign governments since it was first produced by the Company in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and maximize survivability through mobility. The latest generation of the M109, the M109A6 Paladin, is the most advanced M109 upgrade fielded today. The Company also designs and produces unique configurations of the M109 and offers M109 upgrade kits, servicing and training to various foreign governments, with deliveries to Austria, Egypt, Korea and Taiwan occurring throughout 1998.

         The M109A6 Paladin is currently produced for the U.S. Government at the Company's Letterkenny Army Depot facility in a partnering arrangement with the depot. The Company's multi-year contract for 786 vehicles will conclude in mid-1999. Since the Company has not received a follow-on award and no foreign orders in a timeframe that will prevent a production interruption, the Paladin facility will be shut down after the completion of the current contract. Any future Paladin work awarded to the Company will be performed at other Company locations.

          M992 Field Artillery Ammunition Supply Vehicle ("FAASV"). The single mission of the FAASV, the battlefield partner of the M109, is to safely transport ammunition, supplies and personnel to howitzer artillery vehicles on the battlefield during both firing and non-firing conditions. By utilizing synchronized and semi-automated resupply strategies and mechanisms to carry the M109 ammunition, the FAASV enables the howitzer to remain in the field longer and thereby increase its lethality. The FAASV accommodates all standard 155mm rounds and its heavily armored chassis provides ballistic protection to its munition supply crew. The Company is currently operating under a production contract for 96 new vehicles and 36 converted vehicles scheduled to be delivered in 1998 and 1999.

          M88 Armored Recovery Vehicle ("M88"). The M88 currently has an installed base of more than 3,240 vehicles, including more than 70 M88A2 ("Hercules") models, throughout the world. The M88 performs towing, lifting and pulling tasks in the recovery of impaired tanks or in basic tank maintenance. With the deployment at the beginning of this decade of heavier M1 tanks by the U.S. Army, in 1991 the Company began the development effort for the Hercules upgrade. The Hercules is the only recovery vehicle worldwide that can safely recover 70-ton tanks (for example, the M1A1/A2). The U.S. Army has been awarding annual contracts for M88 upgrades over the past several years and the Company is currently under contract to deliver vehicles through January 2000.

          M113 Armored Personnel Carrier ("M113"). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. The Company has produced various M113 models in cooperation with U.S. allies, including production of various configurations of the Armored Infantry Fighting Vehicle, historically produced in Europe and currently by the Company's Turkish affiliate, FNSS. The U.S. Army, which received its last delivery of new M113s from the Company in 1992, continues to upgrade its M113s to the latest A3 configuration. The installed base of M113s includes a number of derivative vehicles worldwide, and the Company is currently engaged in M113 upgrade programs in several countries around the world. This upgrade work currently occurs in the Company's Anniston, Alabama facility and continues to be a source of revenues for the Company because of the large number of M113s currently in existence. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot.

          M9 Armored Combat Earthmover ("M9 ACE"). The M9 ACE is an 18-ton, fully-tracked, aluminum armored vehicle, used on the battlefield to bulldoze, rough grade, excavate, haul and scrape. With a crew of one, the multi-purpose M9 ACE can attain road speeds of up to 35 miles per hour, and unlike a standard bulldozer, requires no transport vehicle. The M9 ACE can serve as the prime mover of vehicles weighing up to 39,000 pounds and can clear debris left in the wake of battles or civil disasters. The Company currently is performing on a contract for 51 vehicles through 1999.

          Linear Obstacle Breacher ("Grizzly"). The Grizzly is a 70-ton vehicle currently under development designed to clear mines and other obstacles. Mounted on a modified M1 chassis, the Grizzly features a mine-clearing blade outfitted with complex software that provides automatic depth control. It is also equipped with a power-driven arm for digging, grappling and lifting, as well as external cameras for vision and remote operation, with full electronic integration. The Company was awarded a $129.0 million development contract for the Grizzly with work scheduled for completion in 2001.

         AAV7A1 Amphious Assault Vehicle ("AAV"). The AAV has been the U.S. Marine Corps' amphibious assault vehicle for over two decades with more than 1,500 vehicles delivered. The Company currently produces different kit configurations for foreign customers such as Korea and Spain which then assemble the kits locally. In July 1998, the Company was awarded a four year contract by the U.S. Marine Corps to rebuild the existing fleet of AAVs in a partnering arrangement with the Albany, Georgia and Barstow, California Marine Corps Logistic Bases.

          Crusader. The Crusader is an integrated and automated two-vehicle artillery system consisting of a 155-mm, self-propelled howitzer and a resupply vehicle. The Company is the sole-source, prime contractor and systems integrator responsible for the design and development of the Crusader, including delivery of two prototype systems, under a $1.1 billion Product Development Risk Reduction contract, which is presently scheduled to be completed in 2001. The Company expects to become the sole-source, prime contractor for the follow on development phase, known as Engineering and Manufacturing Development ("EMD"), presently scheduled to be awarded in 2000. The Company would then seek to become the sole-source prime contractor for the production phase presently scheduled to begin in 2004.

         The Crusader is designed to achieve the U.S. Army's stated objectives for the next-generation howitzer. These specifications include: (i) increased mobility, (ii) increased lethality, (iii) improved survivability, and (iv) better sustainability. The Crusader is being designed to be the first howitzer capable of keeping pace with the maneuver strike force, including M1 tanks and BFVs. The Crusader is also being designed to provide substantially greater responsiveness and high rates of fire through long-range and accurate firings enabled by the vehicle's advanced autoloading technology and actively-cooled cannon, thereby giving it a multiple round simultaneous impact capability. This firing capability is being designed to allow commanders to extend and dominate the battle space and set a higher tempo for land operations. The Crusader is being designed to enhance survivability and allow the vehicle to be run by a three person crew compared to the four person crew required for the M109. The Crusader is being developed with an embedded digitized command, control, communications and intelligence system for enhanced situational awareness, and for new capabilities for battlefield movement and resupply.

Naval Systems. The U.S. Navy is implementing a variety of programs to increase its ability to support land forces, with pronounced changes expected to occur in the surface fleet. The U.S. Navy plans for additional missile launcher firepower in its surface combatant ship building program for the 21st century ("SC 21"). The identity of contractors and scope of terms for any production of launchers for the SC 21 program have not been determined, although significant competition is expected to exist for any SC 21 contract. In addition, the U.S. Navy plans to bolster surface land attack capability with modifications to existing ships. The U.S. Navy's focus on land attack warfare is spurring the development of new and modified weapon systems, including (i) a modified naval gun system, the Mk45 Mod4; (ii) a new 155mm gun system; (iii) integrating land attack missiles into the Vertical Launch System, requiring new cannisters and missile integration; and (iv) new or modified launching systems. The Company expects that the design, engineering and production of these systems will be the primary focus of naval ordnance manufacturers for the foreseeable future. The Company is currently the sole source producer of the Mk45 gun and has a worksplit arrangement with Lockheed Martin to produce vertical missile launchers.

          Mk45 Naval Gun System ("Mk45"). The Mk45 is the U.S. Navy's sole 5-inch gun system, with more than 150 systems installed. For the Navy's newest class of destroyers, the Arleigh Burke DDG 51 class ("DDG51"), one 5-inch gun is being installed on each ship built. The Company also has a sole-source, prime development contract to upgrade Mk45 guns on older Navy ships from Mod2 to Mod4 configuration, which extends the Mk45's range and improves surface fire support capability. Furthermore, the U.S. government recommends that foreign allied navies have compatible armaments, and has recently increased its support for the Company's efforts to place Mk45s on foreign ships. Management believes the improvements included in the Mod4 configuration will make the Mk45 more competitive internationally. The Company is also the lead agent for the gun weapons systems integration for the Naval Surface Fire Support program, with responsibility for the development and integration of a new naval gun system which includes managing the interfaces of other components with the gun weapons system.

          Mk41 Vertical Launching System ("VLS"). The VLS is the U.S. Navy's primary missile launcher on surface combatants, firing the anti-air Standard Missile, strike mission-related Tomahawk cruise missile, anti-submarine VLASROC, and ship self-defense Sea Sparrow missile. The VLS is manufactured under a work-split agreement with Lockheed Martin Corporation, which is the prime contractor of the VLS launcher. The Company is the designated mechanical subcontractor and, separately from the work-split agreement, is the sole-source, prime provider of VLS canisters, which hold a variety of missiles. The U.S. Navy places the VLS, like the Mk45, on all DDG 51s, each of which contains twelve 8-cell VLS modules. In February 1998, the Company completed negotiations with the U.S. Navy and Lockheed Martin Corporation for a five year multi-year contract which will provide production and ancillary VLS work for the Company from 1998 through 2002.

         Overhaul, Repair, Maintenance and Other. The Company also provides aftermarket service for the Mk45 and smaller caliber gun mounts, guided missile launching systems, surface vessel torpedo tubes, gun fire control systems, target and decoy launchers and other naval equipment. These services include engineering, repair, upgrade, maintenance, logistic support, replacement parts and onboard technical assistance. The majority of the service work is performed at the Company's Louisville operation which is located at the facilities of the former U.S. Navy operated Naval Ordnance Station.

International Operations. The Company operates joint ventures and co-production programs in countries throughout the world. Current operations include joint ventures in Turkey and Saudi Arabia, in each of which the Company owns a 51% interest, and co-production programs in Japan and Korea.

         The Company's objective in setting up a joint venture or co-production program is to provide the host country with an indigenous production capability that will utilize the Company's developed programs, adapted to local requirements. The Company uses project financing, letters of credit and offsets to structure programs that meet unique customer needs.

          FMC-Arabia. The joint venture was formed in 1994 to pursue defense contracts within the Kingdom of Saudi Arabia. The Company's 51% interest in the joint venture is a beneficial interest, but record ownership has remained with FMC for administrative convenience. The initial contract was to provide contractor logistics support (CLS) and training to the Royal Saudi Land Forces Infantry Corps for Bradley Fighting Vehicles previously purchased from the Company. This contract is scheduled to be complete in the first quarter of 1999. FMC-Arabia has submitted a proposal for follow-on with substantially the same scope as the existing contract. In early 1997, FMC-Arabia was awarded a 3-year contract to commence the modernization of 523 of Saudi Arabia's M113s (out of a fleet of approximately 1700 vehicles) to an A3 configuration. As part of that contract FMC-Arabia is designing and constructing a depot facility and will perform the M113 upgrade work in the Saudi Army owned depot. The depot facility is nearing completion and production has commenced on a limited basis. Because of overall budgeting constraints affecting the Saudi Arabian government, the funding for both the M113 and CLS programs has been substantially reduced, with the result that FMC-Arabia has been operating both programs at only a nominal level during 1998. Current funding will only support work in Saudi Arabia through May of 1999. The Company is continuing to work with the Saudi Arabian government and the U.S. government in an effort to arrange increased and more stable funding for the programs, but there can be no assurance as to when or whether such funding will be provided.

          FNSS-Turkey. The FMC-Nurol Savunma Sanayii A.S. ("FNSS") joint venture was formed in 1987 to pursue armored combat vehicle sales to the Turkish Army. Four types of armored vehicles using a common chassis are included in the contract: personnel carrier, fighting vehicle, TOW missile vehicle and mortar vehicle. The initial production contract began in August 1989 and required FNSS-Turkey to deliver 1,698 vehicles, of which 1,562 have been presented for acceptance to date. At the request of the Turkish government, the contract was modified in 1996 to extend the production and delivery timetable to November 1999. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles. Delivery of the first six vehicles occurred in January 1999 with production and deliveries of the remaining vehicles extending out through the year 2000. FNSS is expected to begin negotiations in the first quarter of 1999, for an anticipated follow-on contract for 665 additional vehicles for the Turkish Government. FNSS is also actively pursuing additional export opportunities within its licensed territory, which includes much of the Middle East and Southeast Asia.

Research and Development and Engineering Capabilities

         The Company's ability to compete for defense contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs. Among the Department of Defense's ("DoD") procurement requirements is the research and development of new technologies for application to new weapon systems and upgrades.

         The Company's engineering capability has been a critical component of its success. The Company's experience in simulation, systems integration, armor, mobility, survivability and armaments, as well as its software development, engineering and electronics capabilities have allowed the Company to stay at the forefront of the development, manufacture and upgrade of its products.

         The Company expended $13.0 million, $16.7 million and $12.9 million on research and development in 1998, 1997 and 1996 respectively, a substantial portion of which was included in overhead allocable to both U.S. government and foreign government contracts.

Government Contracts; Regulatory Matters

     Management expects that for the foreseeable future approximately 90% of the Company's sales will continue to result from contracts with the U.S. government, either directly, through prime contractors, or pursuant to the U.S. government's Foreign Military Sales program. The Company's U.S. government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort).

         Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed "fee", which is essentially the profit negotiated between the contractor and the U.S. government. Cost-plus-incentive-fee and cost-plus-award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for such factors as cost, quality, schedule and performance.
Cost-plus contracts accounted for more than 35% of the Company's business in 1998.

         Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final costs bear to target cost. Fixed-price-level-of-effort contracts are generally structured with a fixed price per labor hour subject to the customer's labor hour needs up to a contract cap. Almost all of the Company's fixed-price contracts in 1998 were firm fixed-price contracts.

         The Company's U.S. government business is subject to unique procurement and administrative rules based on both laws and regulations. These laws and rules include compliance with socio-economic requirements, non-reimbursement of certain costs, such as lobbying expenses, and the distribution of costs to contracts. The Company's contract administrative and cost accounting policy and practices are subject to oversight by government inspectors, technical specialists and auditors.

         U.S. government contracts are, by their terms, subject to termination by the U.S. government either for its convenience or default by the contractor. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs, and if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. government, and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. government; (ii) the U.S. government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portion of the contract; and (iii) the contractor may be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

         In addition to the right of the U.S. government to terminate, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

         Generally, the Company's engineering and development programs are performed under cost-plus contracts, while the production contracts are awarded on a firm fixed-price basis.

         In common with other companies which derive a substantial portion of their sales from contracts with the U.S. government for defense-related products, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations, and availability of funds. Any of these factors could materially adversely affect the Company's business with the U.S. government in the future.

Competition

         With respect to certain products and programs, the Company competes with one or more companies, most of which are multinational firms with substantial resources and capital. The Company from time to time faces competition from a number of competitors, both domestic and foreign, and in the tracked, armored combat vehicle market, the Company encounters General Dynamics Corporation most frequently. The Company's ability to compete for defense contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs, its capability as a systems integrator, its ability to offer better program performance than its competitors at a lower cost to its government customers, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. In some instances, programs are sole-sourced by the U.S. government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where the Company is the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. government should choose to reopen the particular program to competition.

         The Company's customers, particularly the so-called depots which are industrial facilities operated by DoD, often compete with the Company for after-market business, such as upgrade work and various overhaul and servicing work performed by the Company.

         Management believes that the Company will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of its products and services. However, all defense contractors are competing for a limited amount of budgeted funding.

Major Customers

         The Company's sales are predominantly derived from contracts with agencies of the U.S. government. The various government agency customers exercise largely independent purchasing decisions. Sales to the U.S. government generally are not regarded as constituting sales to one customer. Instead, each contracting entity (including multiple contracting entities within the U.S. Army and U.S. Navy) is considered to be a separate customer. The Company's largest programs, representing approximately 20%, 20% and 10% of 1998 revenues, were the BFV programs (including derivatives and represented by multiple contracts through multiple entities within the U.S. Army), the Crusader program and the Paladin program, respectively.

Backlog

         As of December 31, 1998, the Company's funded backlog was approximately $1.4 billion compared with $1.5 billion at the end of 1997. The small reduction in backlog in 1998 was due to timing of deliveries and the timing of new foreign orders. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis; however, no assurance can be given that the Company's backlog will become revenues in any particular period or at all. A substantial majority of this backlog is expected to be earned as revenues by the end of 1999.

Intellectual Property

         Although the Company owns a number of patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. government contracts generally license it to use patents owned by others. Similar provisions in the U.S. government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work. Additionally, the Company owns certain data rights in its products under certain of its government contracts. The protection of data developed by the Company from use by other government contractors is from time to time a source of negotiation between the Company and the U.S. government, and the extent of the Company's data rights in any particular product generally depends upon the degree to which that product was developed by Company, rather than with U.S. government funds. The Company routinely enters into confidentiality and non-disclosure agreements with its employees to protect its trade secrets.

Employees

         At December 31, 1998, the Company had approximately 5,125 employees and approximately 300 contract workers (excluding employees of the foreign joint ventures). Approximately 1,620 of these employees at five locations are represented by six unions, including the Glass, Moulders, Pottery, Plastics and Allied Workers (Anniston); the International Association of Machinists (Louisville and San Jose); the United Automobile,

Aerospace and Agricultural Implement Workers (Minneapolis); the International Guards (Minneapolis); the International Brotherhood of Teamsters (San Jose); and the United Steelworkers (York). The next bargaining unit contract scheduled for negotiation is in San Jose with the International Association of Machinists. This contract is up for renewal on April 1, 1999. The Company considers its relations with its employees to be generally good, and has not experienced a work stoppage since 1986.

Sources and Availability of Raw Materials

         The Company's manufacturing operations require raw materials, primarily aluminum and steel, which are purchased in the open market and are normally available from a number of suppliers. The Company also purchases a variety of electronic and mechanical components for which the Company has multiple commercial sources. The Company has not experienced any significant delays in obtaining timely deliveries of essential raw materials.

Environmental Matters

         The Company's operations are subject to federal, state and local laws and regulations relating to, among other things, emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances ("Environmental Laws"). The Company continually assesses its compliance status and other obligations with respect to Environmental Laws and believes that its operations currently are in substantial compliance with Environmental Laws.

         Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government ("Allowable Costs"). Such costs have not been material in the past and, based on information presently available to the Company and on U.S. government environmental policies relating to Allowable Costs in effect at this time (all of which are subject to change), are not expected to have a material adverse effect on the Company.

         As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to cover any remediation costs that may not be allowable costs under its U.S. government contracts ("Non-Allowable Remediation Costs") and does not expect that such costs will materially adversely affect the Company.

         Based on historical experience, the Company expects that a significant percentage of the total remediation and compliance costs associated with its facilities will continue to be Allowable Costs. In addition, pursuant to the terms of the Acquisition Agreement, the Sellers are required to reimburse the Company for 75% of certain Non-Allowable Remediation Costs relating to operations prior to the Closing Date.

ITEM 2.  Properties

         The table below sets forth information with respect to the Company's manufacturing facilities and properties.

Location                                       Leased/Owned                Square Footage
--------                                       ------------                --------------
Arlington, VA                                  Leased                           17,968
Anniston, AL                                   Leased                          100,000
Anniston, AL                                   Owned                           267,000
Aiken, SC                                      Leased                           21,000
Aiken, SC                                      Owned                           189,000
Aberdeen, SD                                   Owned                           105,000
Aberdeen, SD                                   Leased                           30,000
Chambersburg, PA                               Gov't Owned                      90,000
Fayette County, PA                             Leased                          179,700
Fridley, MN                                    Gov't Owned                   1,712,240
Fridley, MN                                    Owned                           326,023
Louisville, KY                                 Leased                          633,609
Orlando, FL                                    Leased                           15,600
San Benito, CA                                 Leased                            1,218  acres
San Jose, CA
     1125 Coleman                              Leased*                          31,005
     1205 Coleman                              Leased*                         123,100
     1450 Coleman                              Leased*                          36,600
     340 Brokaw                                Leased*                           4,400
     328 Brokaw                                Leased*                         174,300
     2830 De La Cruz                           Leased                           86,785
     2890 De La Cruz                           Leased                           68,708
     215 Devcon                                Leased                           48,700
     150 Brokaw                                Leased                          48,666
York County, PA                                Owned                           996,518
York County, PA                                Leased                           10,000

         The U.S. government is currently attempting to divest its Fridley, Minnesota facility that has historically been provided rent free to the Company for production of systems and spares for the U.S. government. The proposed divestiture requires any purchaser to make the facility available for the performance of government contracts and subcontracts for a minimum of five years. The U.S. government has made an offer to sell its portion of the facility to the Company. The Company is considering alternatives to a purchase including the sale of its portion of the facility with a leaseback of the portion it occupies. Depending on the alternative chosen, the Company's historical occupancy costs associated with its operations at this facility and any lease obligations associated with operating after a sale of the facility may be affected.

* Indicates properties at which FMC, the Company's former majority owner, is the lessor.

ITEM 3.  Legal Proceedings

The Company's proceeding with the Kentucky Department of Environmental Protection, as described in the Company's Form 10-Q Report for the period ended June 30, 1998, was resolved under an Agreed Order dated October 13, 1998 with the Kentucky Department of Environmental Protection ("KDEP") pursuant to which the Company paid KDEP $30,000 and agreed to treat as hazardous waste any comparable materials which might be disposed of in the future.

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the Paladin howitzer prime contract, filed suit on February 20, 1998 in the U.S. District Court for the District of Minnesota, Alliant
                                                               -------
Techsystems, Inc. v. United Defense Limited Partnership, FMC Corporation, Harsco
--------------------------------------------------------------------------------
Corporation and Sechan Electronics, Inc. Alliant sought damages in an
----------------------------------------
unspecified amount, stated only to be in excess of $75,000 on breach of contract and other theories. In response to a motion by the Company, the District Court dismissed Alliant's case on January 15, 1999, and Alliant did not appeal the dismissal.

However, on August 27, 1998, Alliant filed a second lawsuit regarding essentially the same subject matter in Minnesota state court, Alliant
                                                              -------
Techsystems, Inc. v. United Defense, L.P., FMC Corp., and Harsco Corp., Fourth
----------------------------------------------------------------------
Judicial District Court, Hennepin County, Minnesota. Both Alliant lawsuits pertain to the Company's upgrade program for the M109A6 Paladin howitzer and arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to Sechan Electronics. In response to a motion by the Company, the Minnesota District Court dismissed four of the five counts of Alliant's state court case on March 4, 1999. Management does not believe that Alliant's suit will have a material adverse effect on the Company.

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. The Company's qui tam cases are respectively, U.S. ex
                                                                     -------
rel. Shukla v. United Defense, L.P., FMC Corp., Harsco Corp., and United Defense
--------------------------------------------------------------------------------
Industries, Inc., in the U.S. District Court for the District of Minnesota; and
----------------
U.S. ex rel. Seman v. United Defense, FMC Corp., and Harsco Corp., in the U.S.
-----------------------------------------------------------------
District Court for the District of Minnesota. Each case primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications.

Since qui tam cases assert rights on behalf of the U.S. government, the Department of Justice ("DOJ") has the statutory right to intervene in such cases and essentially take control of such litigation. Historically, DOJ has chosen to intervene in cases which appear to offer relatively better prospects of ultimate recovery. DOJ investigated both the Shukla and Seman matters and declined to intervene in either case. The Company has moved to dismiss the Shukla case and has filed an answer denying the material allegations in the Seman case. Management does not believe the outcome of these qui tam cases will have a material adverse effect on the Company.

The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

ITEM 4.  Submission of Maters to a Vote of Security Holders


     None.



ITEM 5.  Market for Registrant's Stock and Related Stockholder Matters

     On December 23, 1998, the Company issued an aggregate of 5,357 shares of its common stock for aggregate proceeds to the Company of $53,570. Such shares were issued to a management member of the Company. The Company provided a loan to the management member to purchase the shares. Given the limited nature of the sale and the individual to whom the sale was made, such sale was made under exemption provided by Section 4(2) and Rule 701 of the Securities Act of 1933.

Item 6.       Selected Financial Data (In thousands)

The selected financial data presented below are derived from the Company's consolidated financial statements, audited by Ernst & Young and should be read in conjunction with such audited statements and the notes that are included in
Item 8.

                                            (In thousands)                Nine months   || Three months
                                                                             ended      ||    ended       Year ended
                                       Year ended December 31,           September 30,  || December 31,  December 31,
                                  1994          1995           1996           1997      ||     1997          1998
                              ----------------------------------------------------------|| ----------------------------
                                                 (Predecessor)                          ||
                                                                                        ||
Net sales                        $1,076,259      $967,553     $1,029,333       $913,925 ||      $342,627    $1,217,555
                                                                                        ||
Net income/(loss)                   129,527       107,665         98,170         68,893 ||       (36,259)     (120,007)
                                                                                        ||
Total assets                        479,897       569,604        644,979        612,138 ||     1,246,083       989,741
                                                                                        ||
Long term debt                                                                          ||       647,800       490,343

Note: As a result of the Acquisition and the related revaluation of assets, net income and total assets for periods ended after September 30, 1997 are not comparable to prior periods. Information for Iron Horse is indentical except its total assets were $991,080 for the year ended 1998.

ITEM 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition

         The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

Introduction

         In October 1997, the Company's direct parent, Iron Horse, was funded with $173 million of equity capital from several partnerships controlled by Carlyle. This equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense, L.P. ("UDLP") for $880.0 million from FMC and Harsco. This price was subsequently adjusted downward by $16.1 million to reflect adjustment clauses in the acquisition agreement.

         United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and the Company. The Company's subsidiary guarantors, UDLP Holdings Corp. and UDLP, are directly or indirectly wholly owned and both of those subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein.

Overview

         Variability in Quarterly and Annual Performance. The Company's operating performance frequently varies significantly from period to period, depending upon the terms and schedules for the Company's contracts, export sales, and, in particular, the award or expiration of one or more contracts and the timing of manufacturing and delivery of products under such contracts. As a result, period-to-period comparisons may show substantial increases and decreases disproportionate to underlying business activity and results for any given period should not be considered indicative of longer term results. Performance can also be materially affected by the timing and amount of dividends from the Company's Turkish and Saudi joint ventures, which has generally resulted in higher earnings during the first quarter of the year when such dividends are usually received.

Joint Ventures

         FNSS-Turkey. The Company's investment in FNSS-Turkey is carried at cost since there is uncertainty regarding the Company's ability to control the repatriation of earnings. Royalties are reported as revenues, while dividends are reported as earnings from foreign affiliates. Dividends and royalties are paid in U.S. dollars.

         Turkey has experienced high inflation and its currency, the Turkish lira, has consistently fallen in value over several years against the U.S. dollar. FNSS-Turkey receives payments from its Turkish government customer, T.C. Savunma Sanayii Mustesarligi ("SSM"), in Turkish lira, and pricing under the contract is calculated annually based on scheduled product deliveries pursuant to a formula designed to adjust such pricing for, among other things, fluctuations in the value of the Turkish lira against the U.S. dollar. Upon receipt of such payments, FNSS-Turkey promptly converts Turkish lira into hard currency. As a result, management believes that the terms of FNSS-Turkey's contract with the Turkish government have generally protected FNSS-Turkey against the impact of the devaluation of the Turkish lira. However, FNSS-Turkey is adversely affected by depreciation of the Turkish lira if there is a delay in payment after calculation of pricing under the contract. For example, when a delivery schedule is delayed, FNSS-Turkey is adversely affected unless a pricing adjustment is negotiated to give effect to any devaluation in the Turkish lira between the time the products were priced under the contract and the delayed delivery dates. Such an adjustment was made after protracted negotiations when delivery schedules were first extended in 1996.

         In February 1996, a fire occurred at the FNSS-Turkey vehicle production facility which destroyed a warehouse and the majority of production parts on site. The plant resumed production in late 1996; however, the work stoppage caused by the fire had a significant negative impact on royalties received from FNSS-Turkey in 1996 and negatively impacted dividends received in 1997. The Turkish government, which is responsible for delivering turrets for one of the vehicle models produced by FNSS-Turkey, has experienced difficulties in meeting the production schedule and, as a result, has paid FNSS-Turkey for a number of vehicles that are parked and awaiting delivery of turrets. The Turkish government has refused to continue this practice, but has agreed to a revised delivery schedule along with corresponding pricing adjustments, which management believes will not have a material impact on royalty and dividend receipts.

         FNSS-Turkey is required by its agreement with SSM to achieve a significant level of export sales by 2000 to meet the "offset" requirements of the contract or pay a penalty of 9% of the unpaid offset obligations to SSM. Such payment could be as high as $32.0 million if no additional offset sales are completed. Production from a potential award which would approximately halve the remaining liability is being pursued, but is unlikely to occur prior to 2000. There can be no assurance that FNSS-Turkey will be able to complete this potential sale, otherwise fulfill its offset obligations or renegotiate an acceptable alternative. Management believes that the time frame for meeting the offset deadline may be extended to some extent to accommodate changes in the production schedule, although no assurance can be given that such an extension will occur.

         FMC-Arabia. FMC-Arabia is accounted for on an equity basis. The Company records its share (50%) of FMC-Arabia earnings as they are recognized by the joint venture. Although formal dividends are not declared on earnings until after the end of the fiscal year, FMC-Arabia has historically paid advances against future dividends as quarterly earnings become known. Consequently, the Company receives cash payments which approximate earnings from FMC-Arabia on a quarterly basis.

         FMC-Arabia is treated as a partnership for United States tax purposes. UDLP is the beneficiary of a "tax holiday," granted by the Kingdom of Saudi Arabia, with respect to its proportionate share of FMC-Arabia's income and loss. The tax holiday granted by the Kingdom of Saudi Arabia expires in April 1999, and the Company is attempting to extend the tax holiday beyond April 1999. Due to the uncertainty of extending the tax holiday, UDLP may incur taxes on its proportionate share of FMC-Arabia's income at the Saudi Arabian statutory tax rate of up to 45% beginning in April 1999, although the Company should be eligible for a foreign tax credit with respect to such taxes.

Results of Operations

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Revenue. Revenue for 1998 was $1,217.6 million, a decline of $39.0 million or 3.1%, from 1997. The lower revenue was due to reduced vehicle shipments to foreign customers, lower deliveries of naval five inch guns and of Paladin artillery upgrades, and the shipment in 1997 of a large component for the Seawolf submarine which did not recur in 1998. This decline was partially offset by higher revenue from the Crusader contract in 1998, the shipment of ammunition supply vehicles, and higher engineering sales such as for development contracts.

Gross Profit. Gross profit declined $59.2 million, or 33.4%, to $118.3 million for 1998 from $177.5 million for 1997. The gross profit rate deteriorated 4.4 percentage points to 9.7% for 1998. The decline is a result of a full year of amortization of the Acquisition purchase price in 1998 versus only one quarter of amortization in 1997, the establishment of reserves including a sizeable non-cash pension charge for restructuring the Company's Minneapolis operation, the write-off of unusable, capitalized software and other impaired assets, and the lower revenue described above. Reserves established for contracting issues and downward adjustments to contract profit estimates in 1997 partially offset the decline.

Selling, general and administrative expenses. Selling, general and administrative expenses were $177.4 million in 1998, an increase of $51.1 million, or 40.4% from 1997. The increase in expenses is attributable to the amortization of goodwill and other intangible assets established in conjunction with the Acquisition. The higher costs were partially offset by lower expense for corporate services, lower commissions to foreign representatives, and savings related to the consolidation of certain staff functions.

Research and Development. Research and development costs were $13.0 million for 1998 which was $3.6 million, or 21.8%, below spending for 1997. The reason for the decline is that costs in 1997 were higher than usual as the culmination of several projects required heightened spending to insure that they were completed in a timely fashion.

Earnings from Foreign Affiliates. Earnings from foreign affiliates were $6.2 million in 1998, a decline of $7.7 million from 1997. The decline was due to lower earnings derived from the Company's Saudi Arabian joint venture as a result of lower funding available from the Saudi government and, as a consequence, decreased activity on Saudi contracts.

Interest Expense. Net interest expense including the amortization of financing costs for 1998 was $50.8 million which was $36.6 million higher than for 1997. The Company began incurring interest expense in the fourth quarter of 1997 associated with debt that was obtained to finance the Acquisition.

Net Income. As a result of the foregoing, including the addition of interest expense and amortization of the Acquisition purchase price discussed earlier, there was a net loss of $120.0 million in 1998 compared with net income of $32.6 million for 1997.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

Revenue. Revenue increased $227.2 million, or 22.1% to $1,256.6 million for 1997 from $1,029.3 million for 1996. The increase was due to the ramp-up of the Crusader and the M109 A6 Paladin upgrade programs, sales from the Company's involvement in the August 1996 privatization of the Louisville Naval Ordnance Station and increased shipments of military vehicles to foreign customers. These increases were partially offset by lower sales of two large development contracts, which were essentially complete in 1996.

Gross Profit. Gross profit for 1997 declined $31.0 million, or 14.9%, to $177.5 million from the comparable period in 1996. The gross margin percentage declined to 14.1% of sales for 1997 versus 20.3% for 1996. The primary reason for the decline is a result of the depreciation and amortization of the Acquisition purchase price. Otherwise gross profit in 1997 was higher compared with the prior year, consistent with the increased sales described above and higher award fees on the Crusader program. Gross profit in 1997 was also adversely affected by approximately $13.5 million of charges for changes in estimated contract profitability related to contractual issues with customers and other matters resulting from the periodic reassessment of the estimated profitability of contracts in progress and lower royalties. Gross profit in 1996 was favorably impacted by a $14.3 million price adjustment with the U.S. government on a gun and mount procurement contract which also impacted the change between 1997 and 1996.

Selling, general and administrative expenses. Selling, general and administrative expenses declined by $2.1 million, or 1.6%, to $126.4 million in 1997 from $128.5 million for 1996. The favorable variance is attributable to the lower cost of corporate related services, the reclassification of certain costs in the Armament Systems Division formerly recorded as general and administrative to cost of production, lower pension costs, and the realization of benefits of the restructuring of the Ground Systems Division. These savings were partially offset by the increase in amortization of goodwill and other intangible assets associated with the Acquisition and higher selling commissions related to foreign contracts.

Research and development. Research and development expenses increased $3.8 million, or 29.6% to $16.7 million for 1997 from $12.9 million for 1996. The increased expense is a result of the culmination of several projects in 1997 which required heightened spending to insure that they were completed in a timely fashion.

Earnings related to investments in foreign affiliates. Earnings from foreign affiliates decreased $18.0 million, or 56.3%, to $14.0 million for 1997 from 1996. The decrease was due to a decline in dividends received from FNSS-Turkey, primarily resulting from lower earnings from the joint venture in 1996 as a consequence of production curtailments associated with fire-related destruction of the manufacturing facility.

Interest expense. Net interest expense for 1997 was $14.2 million associated with the debt raised to finance the Acquisition whereas interest income for 1996 was $1.9 million.

Net Income. As a result of the foregoing, including the addition of interest expense and the depreciation and amortization of the Acquisition purchase price discussed above, net income was $32.6 million for 1997 versus net income of $98.2 million for 1996.

Liquidity, Capital Resources and Financial Condition

         The Company's liquidity requirements depend on a number of factors relative to the timing of production and deliveries under its U.S. government and direct foreign sales ("DFS") contracts. The Company generally receives progress payments on U.S. government contracts based either on meeting performance milestones or on a percentage of contract expenditures, and it generally negotiates for the payment of advances from customers on DFS contracts. Advances on DFS contracts vary depending on the specific programs involved. These payments reduce the need for Company financed working capital, and changes in working capital between periods are frequently due to program status changes and the level of such payments for the specific programs by period.

         Cash provided by operating activities. Cash provided by operating activities for 1998, 1997 and 1996 was $197.3 million, $194.8 million and $81.1 million respectively. Cash from net income (or net loss) plus depreciation and amortization declined from $137.2 million in 1996 to $98.6 million in 1997 and $58.0 million in 1998. The decline is mainly due to incurring a full year of interest expense to service the debt in 1998 versus only one quarter of interest expense in 1997 and interest income in 1996. The Company generated significant cash in 1998 as a result of reductions in receivables and inventories as the U.S. government payment office successfully made an effort to pay all billings received by a certain deadline, and the Company successfully met shipment schedules which called for a reduction in backlog. Cash flow was also higher in 1997 as a result of a significant reduction in inventory, but was lower in 1996 due to a significant increase in inventory.

         Cash used in investing activities. Capital spending in 1998 was $24.0 million compared with $39.6 million in 1997 and $22.4 million in 1996. The Company received $16.1 million in 1998 representing a downward purchase price adjustment related to the Acquisition. 1997 includes a cash use of $838.9 million representing the payment of the Acquisition purchase price net of cash on hand at the closing.

         Financing activities. In 1998, the Company raised $6.1 million from the sale of additional shares of its common stock to certain officers, directors and other management members of the Company and to individuals affiliated with Iron Horse. In 1997, the Company raised $707.0 million of debt and $173.0 million of equity to finance the Acquisition and paid $28.7 million associated with the Acquisition transaction costs. Cash used for financing activities included the pay down of $152.8 million in debt for 1998 and $47.2 million for 1997. Also, $114.4 million and $75.0 million was distributed to FMC and Harsco in 1997 and 1996 respectively.

Impact of The Year 2000 ("Y2K")

         The Company continues to pursue its Y2K compliance program and is committing extensive resources to overcome Y2K issues with the intent of minimizing or eliminating disruption related to this potential computer problem. The Company has determined that all of its operating divisions are affected by this problem. A Company Y2K task force provides guidance, coordination and oversight to all division efforts. The task force has promulgated a standard definition for Y2K compliance, a standard response to customer and supplier inquiries and requests for information, a standard certification letter and form to be sent to suppliers and business partners, guidelines on documentation requirements, and standard Y2K language for new and modified contracts. Each division is executing a Y2K program to identify, assess and remediate Y2K problems. The approach is a five-phase strategy of awareness, assessment, renovation, validation and implementation. Implementation for all mission-critical systems is expected to be complete by mid-1999. Contingency plans are being developed to address critical systems if unexpected failures occur.

         The Company is tracking its state of readiness in terms of completion status against the five-phase approach to remediation of Y2K problems. As of the fourth quarter 1998, the overall completion status is 98% in Awareness, 92% in Assessment, 65% in Renovation, 58% in Renovation and 54% in Implementation.

         The largest projects underway to resolve Y2K problems are the integrated business systems projects being executed at the Company's two largest operations, Armament Systems Division and Ground Systems Division. These projects are projected to be completed in mid-1999. Armament Systems Division is installing a new manufacturing system that is part of an Enterprise Resource Planning software package, but plans to retain the existing financial systems which are essentially already Y2K compliant. Ground Systems Division has decided to remediate its legacy manufacturing and financial systems to comply with Y2K issues and defer installing a new Enterprise Resource Planning package.

         Although all divisions have completed significant assessments of internal systems and assets with embedded systems, assessments will continue to occur until the Year 2000. This ongoing assessment is needed to make sure new assets and systems are compliant. Systems inventories and disposition decisions will be updated as part of the ongoing assessment.

         All divisions continue to contact suppliers regarding their Y2K issues. A standard request for certification has been formulated and is being used by all divisions as they continue to pursue Y2K certifications from active suppliers. Procurement documents utilized by the Company will continue to include requirements for Y2K compliance. Despite these efforts, the Company expects to have only a limited understanding of the potential Y2K shortcomings of its many suppliers, and will therefore be uncertain as to the full nature and extent of the potential supplier-derived impact on the Company. The Company is concerned that supplier Y2K problems could interrupt the flow of components and services to the Company, which could in turn impair the Company's timely delivery under its own customer contacts.

         Product assessments indicate there are no known Y2K problems with products the Company produces or sells. The Company continues to receive requests for certifications or warranties from customers. In some cases, these requests resulted in contract modifications or negotiations. In others, the Company had to provide details on its Y2K compliance programs by responding to detailed surveys.

         In order to obviate Y2K problems, the Company expects to spend $30.1 million repairing or replacing existing business and information technology computing systems and assets with embedded systems. Through December 1998, $19.3 million, or 64% of the estimated total spending requirement, has been spent.

         The SEC requires all reporting companies to include a statement regarding the impact of doing nothing to resolve Y2K problems with internal computer systems and other risk assessments. If the Company were to do nothing to resolve Y2K problems, the Company could potentially experience work slowdowns or stoppages in production, resulting in delayed product deliveries to customers. The Company's research and product development business could be negatively impacted as well, since this area is technology-driven and depends heavily on both internal and external computers and telecommunications services. Contingency plans to address these issues are being established.

         As to other Y2K risks, to the extent that the Company's results depend upon foreign sales, such results could also be adversely impacted by Y2K problems which might beset the foreign customers of the Company or its foreign affiliates. Many foreign governments appear to seriously lag the U. S. government ("USG") in terms of assessing and addressing Y2K problems. As a result, the Company does not expect to develop an adequate understanding of potential foreign government Y2K problems. The Company's foreign affiliates have assessed their internal Y2K situation and have determined some limited exposure due to non-compliant internal systems. The foreign affiliates have indicated that they expect to resolve non-compliance problems in time to avoid any disruptions to operations.

         The Company continues to monitor the Y2K compliance status of USG agencies that it does business with, especially payment offices. While these agencies have indicated that they are working to resolve their Y2K problems, the Company regards their ability to achieve this objective as uncertain. Because the Company's understanding of the ways in which the USG could experience Y2K difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential USG derived Y2K impact on the Company. However, the Company is concerned that Y2K problems affecting USG financial administration functions could interrupt or delay the orderly flow of payments to the Company under its USG contracts. Because of the Company's debt service obligations, any such interruption or delay could adversely impact the Company's financial condition, and a payment interruption of extraordinary magnitude and duration could result in the Company going into default under its debt instruments.

         Management believes it is expending appropriate efforts in addressing the Y2K issue so as not to incur disruptions to its business operations. However, there can be no assurance that the Company will not incur Y2K problems relating to its efforts or those involving its customers or suppliers or that the costs of such efforts will not be greater than estimated currently.

         Because not all instances of date failure can be anticipated or controlled, the Company is developing contingency plans that enable critical operations to continue to operate if significant Y2K issues persist into the year 2000.

ITEM 7A. Market Risk

         In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. For additional information, see Note 12 to the Consolidated Financial Statements. As of December 1998, the Company had debt totaling $507 million of which $307 million was subject to variable interest rates.

         The Company entered into a series of forward foreign exchange contracts with its bank in December 1997 to hedge against the impact of currency fluctuations between the U.S. dollar and the Belgian franc. These contracts provided that the Company would purchase Belgian francs from the bank for a specified amount of U.S. dollars. The total value of the Belgian francs purchased amounted to BF134 million. The maturity dates for such contracts span the period from January 1998 through April 1999. As of December 31, 1998, a total of BF28 million in forward contracts remained outstanding.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

     The following consolidated financial statements of Iron Horse Investors, L.L.C. and United Defense Industries, Inc. are provided in response to the requirements of Item 8:

IRON HORSE INVESTORS, L.L.C. AND UDLP
Report of Independent Auditors........................................ F1

Consolidated Balance Sheets as of December 31, 1997 and 1998.......... F2
Consolidated Statements of  Operations for the year ended
     December 31 1996, the nine months ended
     September 30, 1997, the three months ended
     December 31, 1997, and the year ended December 31, 1998.......... F3
Consolidated Statements of Partners' Capital and Members' Capital
     for the year ended December 31, 1996, the nine months
     ended September 30, 1997, the three months ended December 31,
     1997, and the year ended December 31, 1998....................... F4
Consolidated Statements of Cash Flows for the year ended
     December 31, 1996, the nine months ended
     September 30, 1997, the three months ended
     December 31, 1997, and the year ended December 31, 1998.......... F5

Notes to Consolidated Financial Statements............................ F6-F25

UNITED DEFENSE INDUSTRIES, INC. and UDLP.
Report of Independent Auditors........................................ F26

Consolidated Balance Sheets as of December 31, 1997 and 1998.......... F27
Consolidated Statements of Operations for the year ended
     December 31, 1996, the nine months ended
     September 30, 1997, the three months ended
     December 31, 1997, and the year ended December 31, 1998.......... F28
Consolidated Statements of Partners' Capital and Stockholder's Equity
     For the year ended December 31, 1996, the nine months
     ended September 30, 1997, the three months ended
     December 31, 1997, and the year ended December 31, 1998.......... F29
Consolidated Statements of Cash Flows for the year ended
     December 31, 1996, the nine months ended
     September 30, 1997, the three months ended
     December 31, 1997, and the year ended December 31, 1998.......... F30

Notes to Consolidated Financial Statements............................ F31-F50

United Defense Industries, Inc. has no operations independent from its subsidiaries. It's subsidiaries that are guarantors of the Senior Subordinated Notes, UDLP Holdings Corp. and United Defense, L.P., are directly or indirectly wholly-owned and both of those subsidiary guarantors have guaranteed the Senior Subordinated Notes on a full, unconditional and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual combined basis less than 3% of related amounts of United Defense Industries, Inc. Accordingly, separate audited financial statements of the guarantor subsidiaries are not provided herein.

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Iron Horse Investors, L.L.C.

We have audited the accompanying consolidated balance sheets of Iron Horse Investors, L.L.C. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and the three months ended December 31, 1997. We have also audited the consolidated statements of operations, partners' capital, and cash flows of United Defense, L.P. (predecessor) and subsidiaries for the nine months ended September 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Horse Investors, L.L.C. and its subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and the three months ended December 31, 1997, and the consolidated results of operations and cash flows of United Defense, L.P. and its subsidiaries for the nine months ended September 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP


January 29, 1999
Washington D.C.

                          Iron Horse Investors, L.L.C.

                          Consolidated Balance Sheets

                                 (In thousands)

                                                                        December 31
                                                                       1997       1998
                                                                  ----------------------
Assets
Current assets:
 Cash and marketable securities                                     $   35,623  $ 85,520
 Trade receivables                                                      94,847    64,395
 Inventories (Note 4)                                                  330,373   254,343
 Other current assets                                                    6,998     4,255
                                                                  ----------------------
Total current assets                                                   467,841   408,513

Property, plant and equipment, net (Note 5)                            198,909   122,721
Intangible assets, net (Note 6)                                        433,048   330,024
Prepaid pension cost (Note 7)                                          139,431   123,912
Other assets                                                             6,854     5,910
                                                                  ----------------------
Total assets                                                        $1,246,083  $991,080
                                                                  ======================

Liabilities and Capital
Current liabilities:
 Accounts payable, trade and other                                  $   93,641  $ 88,497
 Accrued and other liabilities                                          71,002    75,832
 Advanced payments                                                     261,401   258,395
 Current portion of long-term debt (Note 8)                             12,000    16,643
                                                                  ----------------------
Total current liabilities                                              438,044   439,367

Long-term liabilities:
 Long-term debt, net of current portion (Note 8)                       647,800   490,343
 Accrued pension cost (Note 7)                                           7,108    12,807
 Accrued postretirement benefit cost (Note 7)                            3,290     1,803
 Other liabilities                                                      13,100    22,630
                                                                  ----------------------
Total liabilities                                                    1,109,342   966,950

Minority interest                                                            -     3,851
Commitments and contingencies (Notes 8, and 9)

Members' capital                                                       136,741    20,279
                                                                  ----------------------
Total liabilities and members' capital                              $1,246,083  $991,080
                                                                  ======================

                            See accompanying notes.

                          Iron Horse Investors, L.L.C.

                     Consolidated Statements of Operations

                                 (In thousands)



                                          Year         Nine months    || Three months       Year
                                         ended       ended September  ||     ended          ended
                                      December 31,         30,        || December 31,   December 31,
                                          1996            1997        ||     1997           1998
                                    ----------------------------------||----------------------------
                                                                      ||
                                                   (UDLP)             ||
Revenue:                                                              ||
  Sales                                 $1,029,333           $913,925 ||     $342,627     $1,217,555
                                                                      ||
Costs and expenses:                                                   ||
 Cost of sales                             820,845            754,977 ||      324,123      1,099,291
 Selling, general and                                                 ||
    administrative expenses                128,455             91,413 ||       34,947        177,449
 Research and development                   12,853             12,096 ||        4,558         13,021
                                    ----------------------------------||----------------------------
Total costs and expenses                   962,153            858,486 ||      363,628      1,289,761
Earnings related to investments                                       ||
   in foreign affiliates                    31,916             13,521 ||          432          6,208
                                    ----------------------------------||----------------------------
                                                                      ||
Income (loss) from operations               99,096             68,960 ||      (20,569)       (65,998)
                                                                      ||
Other income (expense):                                               ||
 Interest expense                              --                 --  ||      (15,622)       (52,155)
 Interest income                             1,933              1,456 ||          --           1,396
 Miscellaneous, net                            --                 --  ||          (68)           --
                                    ----------------------------------||----------------------------
Total other income (expense)                 1,933              1,456 ||      (15,690)       (50,759)
                                    ----------------------------------||----------------------------
                                                                      ||
Income (loss) before income taxes                                     ||
   and minority interest                   101,029             70,416 ||      (36,259)      (116,757)
                                                                      ||
Provision for income taxes (Note 7)          2,859              1,523 ||          --           3,250
                                    ----------------------------------||----------------------------
Income (loss) before minority                                         ||
   interest                                 98,170             68,893 ||      (36,259)      (120,007)
Minority interest                              --                 --  ||          --           3,545
                                    ----------------------------------||----------------------------
Net income (loss)                       $   98,170           $ 68,893 ||     $(36,259)    $ (116,462)
                                    ==================================||============================

See accompanying notes.

                          Iron Horse Investors, L.L.C.

                           Consolidated Statements of
                     Partners' Capital and Members' Capital

                                 (In thousands)


                                           Partners'         Members'
              (UDLP)                        Capital          Capital       Total
                                   -----------------------------------------------

Balance at December 31, 1995              $ 156,433                -     $ 156,433
Distributions                               (74,965)               -       (74,965)
Net income for the year ended
 December 31, 1996                           98,170                -        98,170
                                   -----------------------------------------------

Balance at December 31, 1996                179,638                -       179,638
Distributions                              (114,409)               -      (114,409)
Liabilities transferred from FMC             (3,120)               -        (3,120)

Net income for the nine months
 ended September 30, 1997                    68,893                -        68,893
                                   -----------------------------------------------
Balance at September 30, 1997             $ 131,002                -     $ 131,002
                                   ===============================================

==================================================================================

Balance at October 1, 1997                        -         $      -      $      -
Members' contributions                            -          173,000       173,000
Net loss for the three months
 ended December 31, 1997                          -          (36,259)      (36,259)
                                   -----------------------------------------------

Balance at December 31, 1997                      -          136,741       136,741
Net loss for the year ended
 December 31, 1998                                -         (116,462)     (116,462)
                                   -----------------------------------------------

Balance at December 31, 1998                      -        $  20,279     $  20,279
                                   ===============================================

See accompanying notes.

                          Iron Horse Investors, L.L.C.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                         Year         Nine months      ||  Three months       Year
                                                         ended           ended         ||      ended          ended
                                                     December 31,     September 30,    ||  December 31,   December 31,
                                                         1996              1997        ||      1997           1998
                                                   ------------------------------------||-----------------------------
                                                                  (UDLP)               ||
                                                                                       ||
Operating activities                                                                   ||
Net income (loss)                                       $  98,170           $  68,893  ||     $ (36,259)     $(116,462)
Adjustments to reconcile net income (loss) to cash                                     ||
 provided by operating activities:                                                     ||
  Depreciation                                             26,327              19,331  ||        20,660         83,153
  Amortization                                             12,667               9,673  ||        16,263         94,806
  Restructuring costs                                      (7,778)                 --  ||            --             --
  Minority interest                                            --                  --  ||            --         (3,545)
  Other                                                       519              (4,039) ||         9,001          5,291
  Changes in assets and liabilities:                                                   ||
   Trade receivables                                       13,446               7,600  ||       (13,335)        30,452
   Inventories                                           (113,453)             15,546  ||        92,875         76,030
   Other current assets                                     5,144                (745) ||        (2,187)         1,636
   Prepaid pension cost                                    (6,120)             (8,783) ||        (2,736)        15,519
   Accounts payable, trade and other                      (26,579)            (14,585) ||        17,639         (5,144)
   Advanced payments                                       64,714              15,082  ||       (12,671)        (3,006)
   Accrued and other liabilities                            9,702              11,626  ||       (16,717)        14,360
   Accrued pension cost                                     7,876               5,428  ||         1,403          5,699
   Accrued postretirement benefit cost                     (3,543)             (2,247) ||        (1,878)        (1,487)
                                                   ------------------------------------||-----------------------------
Cash provided by operating activities                      81,092             122,780  ||        72,058        197,302
                                                                                       ||
Investing activities                                                                   ||
Capital spending                                          (22,396)            (23,722) ||       (15,893)       (24,020)
Disposal of property, plant and equipment                   4,543               6,938  ||         3,170          7,298
Short-term investment with FMC Corporation                 10,853              19,497  ||            --             --
                                                               --                  --  ||            --             --
Purchase of business (net of $11,107 cash acquired)            --                  --  ||      (838,893)            --
Adjustment to purchase price of business                       --                  --  ||            --         16,074
                                                                                       ||
                                                   ------------------------------------||-----------------------------
Cash (used in) provided by investing activities            (7,000)              2,713  ||      (851,616)          (648)
                                                                                       ||
Financing activities                                                                   ||
Partner distributions                                     (74,965)           (114,409) ||
Payments on long-term debt                                     --                  --  ||       (47,200)      (152,814)
Payments for financing and transaction costs                   --                  --  ||       (28,726)            --
Proceeds from issuance of long-term debt                       --                  --  ||       707,000             --
Proceeds from sale of common stock by subsidiary               --                  --  ||       173,000          6,057
                                                   ------------------------------------||-----------------------------
Cash (used in) provided by financing activities           (74,965)           (114,409) ||       804,074       (146,757)
                                                   ------------------------------------||-----------------------------
(Decrease) increase in cash and marketable                                             ||
 securities                                                  (873)             11,084  ||        24,516         49,897
                                                                                       ||
Cash and marketable securities at beginning of                                         ||
 period                                                       896                  23  ||        11,107         35,623
                                                   ------------------------------------||-----------------------------
Cash and marketable securities at end of period         $      23           $  11,107  ||     $  35,623      $  85,520
                                                   ====================================||=============================

See accompanying notes.

                          Iron Horse Investors, L.L.C.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1. Basis of Presentation

Iron Horse Investors, L.L.C. together with its subsidiaries, (the "Company") was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") via its investment in United Defense Industries, Inc. ("UDI").

In October 1997, the Company was funded with $173 million of equity capital, from an investment group led by the Carlyle Group ("Carlyle"), which was invested in UDI. On October 6, 1997, UDI acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco") (the "Sellers"). As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction (see Note 3), the financial position and results of operations for periods subsequent to the acquisition are not comparable to UDLP amounts.

The Company through UDI designs, develops and manufactures various tracked armored combat vehicles and a wide spectrum of weapons delivery systems for the armed forces of the United States and nations around the world. Approximately 30% of the Company's employees are covered by collective bargaining agreements.

The financial statements include the accounts of the Company and its subsidiaries. Prior to the acquisition, the financial statements include the accounts of UDLP and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Marketable Securities
Cash and marketable securities consist of investments with initial maturities of three months or less.

                          Iron Horse Investors, L.L.C.

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

Long-lived Assets, Including Intangible Assets and Goodwill

The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of the impairment based on the difference between the carrying amount of the asset and its estimated fair value.

Investments in Affiliated Companies

The investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. Dividends received net of amounts accrued for taxes and future obligations were $28.1 million for the year ended December 31, 1996, $5.3 million for the nine months ended September 30, 1997, $0 for the three months ended December 31, 1997, and $4.6 million for the year ended December 31, 1998.

                          Iron Horse Investors, L.L.C.

UDLP accounted for its investment in a foreign joint venture in Saudi Arabia at cost through 1995 because of uncertainties as to the long-term prospects for this venture. In 1996, consistent with a significant expansion of the venture's business and positive long-term prospects for the business, UDLP changed from the cost to the equity method. The impact on UDLP's results of operations was not material. Equity in earnings from this venture was $3.8 million for the year ended December 31, 1996, $8.2 million for the nine months ended September 30, 1997, $0.4 million for the three months ended December 31, 1997, and $1.6 million for the year ended December 31, 1998.

Advanced Payments

Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

Revenue and Profit Recognition for Contracts-in-Progress

Both the Company and UDLP recognize sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded when funded, as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts (i.e., cost of sales exceeds sales) are charged to operations as soon as they are determinable.

During 1996, UDLP recognized a $14.3 million increase in gross profit as a result of a settlement with the U.S. government on the cost of a component supplied by the U.S. government on a group of related contracts. Gross profit for the nine months ended September 30, 1997 includes approximately $13.5 million of noncash charges for changes in estimated contract profitability related to contractual issues with customers and other matters resulting from the periodic reassessment of the estimated profitability of contracts in progress.

                          Iron Horse Investors, L.L.C.

Stock-Based Compensation

Provided the option price is not less than fair value of the common stock at the date an option is granted, the Company records no compensation expense in its consolidated statements of operations. See Note 10 for the pro forma effect on operating results had the Company recorded compensation expense for the fair value of stock options.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Business Purchase

On October 5, 1997, the Company via its direct investment in UDI, acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment of $173 million and debt (see Note
8).  The acquisition was accounted for using the purchase method of accounting.

The excess purchase price over the book value of the net assets acquired in the amount of $733 million was allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based on management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

                          Iron Horse Investors, L.L.C.

The operating results of UDLP are presented in the consolidated statements of operations since the date of acquisition. The unaudited pro forma results below assume the acquisition occurred at January 1, 1997 (in thousands):

                                            Year ended December 31,
                                                      1997
                                          -------------------------
          Sales                                          $1,260,000
          Net loss                                         (140,000)

The unaudited pro forma net loss for 1997 adjusts the historical results of operations for interest expense and the effects of amortization of the increased basis of assets subsequent to the acquisition. The total interest expense and purchase accounting impact on the pro forma statement of operations was approximately $60 million and $190 million, respectively, for the year ended December 31, 1997. The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 1997 or of future operations under the ownership and management of the Company.

4. Inventories

For periods through September 30, 1997 UDLP valued inventory and recorded cost of sales based on inventory cost determined on a last-ink first-out ("LIFO") basis. At October 1, 1997, the Company valued inventory at its estimated fair value in connection with the application of purchase accounting pursuant to the acquisition of the partnership by the Company (see Note 3). At December 31, 1998, the majority of the Company's inventories are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998. At December 31, 1998, $25 million of non-production inventories are recorded at actual cost.

                         Iron Horse Investors, L.L.C.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                                        December 31
                                                                      1997       1998
                                                                  ---------------------
Buildings                                                           $ 33,467   $ 38,213
Machinery and equipment                                              165,289    160,788
Land and improvements                                                  7,737      7,802
Construction in progress                                              13,076      7,500
                                                                  ---------------------
                                                                     219,569    214,303
Less: Accumulated depreciation                                       (20,660)   (91,582)
                                                                  ---------------------
Net property, plant and equipment                                   $198,909   $122,721
                                                                  =====================

Depreciation expense for UDLP was $26.3 million and $19.3 million for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. Depreciation expense was $ 20.7 million for the three months ended December 31, 1997 and $83.2 million for the year ended December 31, 1998.

6. Intangible Assets

Intangible assets consist of the following (in thousands):

                                                                         December 31
                                                                      1997        1998
                                                                  ----------------------
Software and other intangibles                                      $ 67,715   $  75,200
Firm business and ongoing programs                                   225,103     225,103
Goodwill                                                             140,833     125,130
Deferred restructuring costs                                          15,660           -
                                                                  ----------------------
                                                                     449,311     425,433
Less:  accumulated amortization                                      (16,263)    (95,409)
                                                                  ----------------------
Net intangible assets                                               $433,048   $ 330,024
                                                                  ======================

                         Iron Horse Investors, L.L.C.

The Company's software and other intangibles are being amortized over their estimated useful lives on a straight-line basis over three to five years. The excess of purchase cost over the fair value of the net assets acquired (goodwill) and other specifically identifiable assets related to the Company's contracts and programs that resulted from the application of purchase accounting for the acquisition of UDLP are being amortized over periods of up to thirty years.

Amortization expense, which is recorded on a straight-line basis or other methods based on revenues of related contracts or programs, was $12.7 million for the year ended December 31, 1996, $9.7 million for the nine months ended September 30, 1997, $16.3 million for the three months ended December 31, 1997, and $94.8 million for the year ended December 31, 1998.

In October 1994, UDLP entered into an Advance Agreement with the U.S. Department of Defense. Under the terms of the Agreement, UDLP was permitted to defer certain costs associated with consolidation and restructuring of its ground systems businesses. Costs deferred were allocated ratably to contracts with the Department of Defense for thirty-six months beginning January 1, 1996.

7. Pensions and Other Postretirement Benefits

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

Substantially all of the Company's employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

                         Iron Horse Investors, L.L.C.

The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1997 and 1998 are as follows (in thousands):

                                             Pension Benefits     Postretirement Benefits
                                             1997       1998         1997         1998
                                         ------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year    $269,659   $348,199       $56,154      $52,992
Service cost                                 10,561     11,751         1,201        1,382
Interest cost                                22,250     27,017         3,889        3,515
Net benefits paid, including settlements    (13,750)   (22,289)       (3,934)      (4,330)
Actuarial (gain) loss                        55,487     61,576        (4,318)       1,236
Special termination benefits and
 curtailments                                 3,992     16,397             -            -
                                         ------------------------------------------------
Benefit obligation at end of year          $348,199   $442,651       $52,992      $54,795
                                         ================================================

                                             Pension Benefits     Postretirement Benefits
                                             1997       1998         1997         1998
                                         ------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning
 of  year                                  $384,210   $480,522       $38,630      $49,702
Assets transferred from Sellers              12,415      4,469             -            -
Actual return on plan assets                 97,317     82,668        10,025       12,830
Employer contributions                          330      2,633         4,981        2,210
Net benefits paid, including settlements    (13,750)   (22,289)       (3,934)      (4,330)
                                         ------------------------------------------------
Fair value of plan assets at end of year   $480,522   $548,003       $49,702      $60,412
                                         ================================================

                         Iron Horse Investors, L.L.C.

                                            Pension Benefits     Postretirement Benefits
                                            1997       1998         1997         1998
                                        ------------------------------------------------
Funded status                             $132,323   $105,352       $(3,290)     $ 5,617
Unrecognized actuarial (gain) loss               -      1,626             -       (7,420)
Unrecognized prior service cost                  -      4,127             -            -
                                        ------------------------------------------------
Net amount recognized                     $132,323   $111,105       $(3,290)     $(1,803)
                                        ================================================

Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid pension cost                    $139,431   $123,912             -            -
  Accrued pension cost                      (7,108)   (12,807)            -            -
  Accrued postretirement benefit cost            -          -       $(3,290)     $(1,803)
                                        ------------------------------------------------
Net amount recognized                     $132,323   $111,105       $(3,290)     $(1,803)
                                        ================================================

The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998:

                                              Year        Nine months   ||  Three months       Year
                                              ended          ended      ||      ended          ended
                                          December 31,   September 30,  ||  December 31,   December 31,
                                              1996            1997      ||      1997           1998
                                        --------------------------------||-----------------------------
                                                                        ||
Weighted-average assumptions                                            ||
Discount rate                                     8.00%           8.00% ||          7.00%          6.50%
Expected return on plan assets                    9.62%           9.62% ||          9.00%          9.00%
Rate of compensation increase                     5.00%           5.00% ||          4.00%          3.50%

                         Iron Horse Investors, L.L.C.

The following tables show the components of the net periodic benefit cost (in thousands):

                                                               Pension Benefits
                                                               ----------------
                                              Year        Nine months   ||  Three months       Year
                                              ended          ended      ||      ended          ended
                                          December 31,   September 30,  ||  December 31,   December 31,
                                              1996            1997      ||      1997           1998
                                        --------------------------------||-----------------------------
                                                                        ||
Service cost                                  $  9,191        $  7,286  ||      $  3,275       $ 11,751
Interest cost                                   19,826          16,309  ||         5,941         27,017
Expected return on plan assets                 (32,330)        (27,721) ||       (10,512)       (43,080)
Net amortization and recognized losses           4,513           1,172  ||             -            703
Special termination benefits and                                        ||
   curtailments                                  1,600           3,992  ||            -         27,500
                                        --------------------------------||-----------------------------
Net periodic benefit cost (income)            $  2,800        $  1,038  ||      $ (1,296)      $ 23,891
                                        ================================||=============================

                                                           Postretirement  Benefits
                                                           ------------------------
                                              Year        Nine months   ||  Three months       Year
                                              ended          ended      ||      ended          ended
                                          December 31,   September 30,  ||  December 31,   December 31,
                                              1996            1997      ||      1997           1998
                                        --------------------------------||-----------------------------
                                                                        ||
Service cost                                   $ 1,174         $   901  ||       $   300        $ 1,382
Interest cost                                    4,159           2,985  ||           898          3,515
Expected return on plan assets                  (3,065)         (2,761) ||        (1,076)        (4,422)
Net amortization and recognized losses            (870)         (1,043) ||             -              -
                                        --------------------------------||-----------------------------
Net periodic benefit cost                      $ 1,398         $    82  ||       $   122        $   475
                                        ================================||=============================

Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

The projected benefit obligation and fair value of plan assets for the pension plan with projected benefit obligations in excess of plan assets were $234.9 million and $206.3 million, respectively, at December 31, 1998 and $149.3 million and $142.2 million, respectively, at December 31, 1997.

                         Iron Horse Investors, L.L.C.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1% Increase    1% Decrease
                                                       ----------------------------

Effect on total of service and interest cost components       $  222        $  (178)
Effect on the postretirement benefit obligation               $2,059        $(1,685)

8. Long-term Debt

Borrowings under long-term debt arrangements are as follows:

                                                                 December 31
                                                                1997      1998
                                                            --------------------
Senior credit facility                                        $409,800  $306,986
Senior subordinated notes                                      200,000   200,000
Seller note                                                     50,000         -
                                                            --------------------
                                                               659,800   506,986
Less: current portion                                           12,000    16,643
                                                            --------------------
                                                              $647,800  $490,343
                                                            ====================

Senior Credit Facility

In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings are as follows (in thousands):

                                                                 December 31
                                                                1997      1998
                                                            --------------------
               Term loan facilities                           $397,800  $306,986
               Revolving credit facility                        12,000         -
                                                            --------------------
                                                              $409,800  $306,986
                                                            ====================

                         Iron Horse Investors, L.L.C.

The term loan facilities bear interest at variable rates with a weighted average rate of 8.35% and 6.75% at December 31, 1997 and 1998, respectively. These loans are due through 2006 and provide for quarterly principal payments.

The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $107 million at December 31, 1998. There was $123 million available under the revolving credit facility at December 31, 1998. The revolving credit facility bears interest at variable rates with a weighted average rate of 8.21% at December 31, 1997. The Company is obligated to pay a fee of 0.25% on the unused revolving credit facility.

Amounts outstanding under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries and by a pledge of all the stock of the Company and its domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries and joint ventures.

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

Senior Subordinated Notes

In October 1997, the Company issued $200 million of senior subordinated notes. The senior subordinated notes are unsecured, bear interest at 8.75% payable semiannually, and mature in 2007. The payment of principal and interest is subordinated in right of payment to all senior debt.

The subordinated notes are not redeemable other than in connection with a public equity offering or a change in control prior to November 2002, at which time the notes may be redeemed at a premium, initially at 104.375% of the principal amount. The subordinated notes have customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

                         Iron Horse Investors, L.L.C.

Seller Note

In October 1997, the Company issued a $50 million note to former partners of UDLP. Interest was payable quarterly at 8.75%. The seller note was paid in full during 1998.

Annual Maturities

Annual maturities of long-term debt for the five years are as follows (in thousands):

                          Year ended December 31,
                          -----------------------
                                    1999                                      $ 16,643
                                    2000                                        23,086
                                    2001                                        23,086
                                    2002                                        23,086
                                    2003                                        23,085
                                 Thereafter                                    398,000
                                                                            ----------
                                   Total                                      $506,986
                                                                            ==========

Cash paid for interest for the three months ended December 31, 1997 and for the year ended December 31, 1998 was $2.9 million and $45.4 million, respectively.

9. Commitments and Contingencies

Operating Leases

The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998 was $12.9 million, $11.7 million, $6.4 million and $13.5 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $10.3 million in 1999, $11.0 million in 2000, $10.3 million in 2001, $9.6 million in 2002, $9.9 million in 2003, and $7.7 million thereafter.

                         Iron Horse Investors, L.L.C.

Legal Proceedings

Alliant Techsystems Inc. ("Alliant"), a subcontractor to UDLP in connection with the Paladin howitzer prime contract, has filed suit against UDLP and its former owners. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed by another subcontractor. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in either case. The Company has moved to dismiss one case and has filed an answer denying the material allegations in the other case. Management does not believe the suits will have a material adverse impact on the Company.

The Company is subject to other claims and suits arising in the ordinary course of its operations. In the opinion of management, the ultimate resolution of any other current pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

Environmental Matters

The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government (Allowable Costs).

As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to cover remediation costs that are not allowable costs under its U.S. government contracts (Non-

                         Iron Horse Investors, L.L.C.

Allowable Costs). In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-Allowable Costs.

The Company has reflected a liability for the gross amount of environmental remediation costs which it expects to be liable for after giving effect to reimbursement under government contracts. The Company has recorded an asset for the amounts expected to be reimbursed by the Sellers under the terms of the acquisition agreement.

10.  Subsidiary Equity Plans

During 1998, UDI adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,500,000 shares of common stock were reserved for issuance. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.

Common stock options activity is as follows:

                                                                         Year ended December
                                                                              31, 1998
                                                                      -----------------------
               Options outstanding at beginning of year                                     -
               Options granted                                                      1,432,000
               Options canceled                                                             -
               Options exercised                                                            -
                                                                      -----------------------
               Options outstanding at end of year                                   1,432,000
                                                                      =======================
               Options exercisable at end of year                                     106,200
                                                                      =======================

All options were granted at $10 per share during the year ended December 31, 1998 and had an estimated grant date fair value of $4.51 per option.

                         Iron Horse Investors, L.L.C.

Had compensation cost for the UDI's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have increased by approximately $560,000. The effect of applying SFAS No. 123 on the net loss as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998: dividend yield of 0%; risk-free interest rate of 6%; and expected life of the option term of 10 years.

Employee Stock Purchase Plan

UDI adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, certain employees are provided the opportunity to purchase shares of UDI's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by UDI. Related loans totaling $1.3 million, including interest at 7.5%, is due in five years. Under the plan, 739,624 shares, representing 4% of UDI shares outstanding at December 31, 1998, were sold at a price of $10 per share.

11. Income Taxes

The provision for income taxes for the year ended December 31, 1996, the nine months ended September 30, 1997, and the year ended December 31, 1998 was solely for federal income taxes payable by the Company's Foreign Sales Corporation ("FSC") subsidiary. The FSC paid income taxes amounting to $1.8 million, $1.1 million, and $3.3 million during the year ended December 31, 1996, the nine months ended September 30, 1997, and the year ended December 31, 1998, respectively.

                         Iron Horse Investors, L.L.C.

The components of the net deferred tax asset are as follows (in thousands):

                                                                    December 31
                                                                 1997        1998
                                                             ----------------------
      Deferred tax assets:
        Accrued expenses                                       $ 41,823   $  42,224
        Net operating loss carryforwards                          8,583     111,110
        Depreciation                                              3,800      22,496
        Other                                                     1,290       7,302
                                                             ----------------------
                                                                 55,496     183,132
      Deferred tax liabilities:
        Intangibles, accrued compensation, and benefits         (40,597)   (109,634)
        Other                                                                (9,101)
                                                             ----------------------
                                                                (40,597)   (118,735)
                                                             ----------------------


      Net deferred tax asset                                     14,899      64,397
      Valuation allowance                                       (14,899)    (64,397)
                                                             ----------------------
              Net deferred taxes on balance sheet              $     --   $      --
                                                             ======================

The net deferred tax asset at December 31, 1997 and 1998 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

The Company has approximately $277.8 million in net operating loss carryforwards which expire at varying dates through 2018.

                         Iron Horse Investors, L.L.C.

12. Fair Value of Financial Instruments

To reduce the impact of changes in interest rates on its floating rate debt, the Company entered into a three-year interest rate swap agreement that expires in October 2000 for a notional amount of $160 million. A swap agreement is a contract to exchange floating rate interest payments for fixed rate payments periodically over the term of the agreement without the exchange of the underlying notional amount. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.

The agreement entitles the Company to pay a base interest rate amount of 5.75%, in return for the right to receive a floating interest rate which is based on the three-month LIBOR as of the quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6.99% the base interest rate is adjusted to the then effective LIBOR up to a maximum rate of 9%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

The fair value of interest rate instruments are the estimated amounts the Company would have to pay to terminate the agreement, taking into account the current interest rates and the creditworthiness of the parties to the agreement. At December 31, 1998, the termination value of the swap (i.e., the fair value) was $2.4 million.

The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1997, the fair market value of the Company's long-term debt was estimated to be $459.8 million and $201.0 million for the senior credit facility (including the seller note) and subordinated debt, respectively. At December 31, 1998, the fair market value of the Company's long-term debt was estimated to be $307.0 million and $202.0 million for the senior credit facility and subordinated debt, respectively.

13. Significant Customer and Export Sales

Sales to various agencies of the U.S. Government aggregated $819.9 million, $625.5 million, $203.1 million and $968.3 million during the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998, respectively.

At December 31, 1997 and 1998, trade accounts receivable from the U.S. Government totaled $71.3 million and $50.8 million, respectively.

                         Iron Horse Investors, L.L.C.

Export sales, including sales to foreign governments transacted through the U.S. Government, were $194.2 million, $264.5 million, $89.1 million and $230.3 during the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, respectively.

14. Related Party Transactions

Through September 30, 1997, UDLP contracted with FMC for various administrative and support services. These services included computer services, systems and programming, data communications, employee relocation support, payroll processing, insurance and general management support. During the year ended December 31, 1996 and the nine months ended September 30, 1997, UDLP paid $35.2 million and $22.3 million, respectively, to FMC for their support.

UDLP also leased office and manufacturing facilities in San Jose, California from FMC. Under the lease agreement monthly rent payments were comprised of fixed base rent plus depreciation on the facilities. Fixed base rent was $2.0 million per year through September 30, 1997. During the year ended December 31, 1996 and the nine months ended September 30, 1997, UDLP incurred rent amounting to $3.7 million and $2.6 million, respectively, under this lease.

A new lease was entered into upon the acquisition of UDLP by the Company. Under the new lease, the fixed base rent is $4.0 million per year for five facilities. The lease expired for one facility on March 31, 1998. The leases on the remaining four facilities expire October 1, 2001.

Sales of inventory to FMC during 1996 amounted to $1.1 million, respectively. Management believes that such transactions were consummated on terms substantially similar to those that would arise in transactions with third parties.

Through September 30, 1997, the Company invested its excess cash balances with FMC. Interest on these funds was earned based on the average monthly cost of FMC's U.S. dollar revolver-related short-term borrowings for such month. Interest on all loans to FMC totaled $1.8 million and $1.7 million for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

                         Iron Horse Investors, L.L.C.

Upon the acquisition of UDLP by the Company in 1997, Carlyle was paid $4.5 million, which was included in the transaction costs for advisory services related to the placement of the Senior and Senior Subordinated financing. Additionally, during 1998 Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a current charge to operations of $2.0 million. The management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During the three months ended December 31, 1997 and the year ended December 31, 1998, the Company recorded $0.5 million and $2.0 million of charges relating to these services.

15. Restructuring

During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at the Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. The Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge will not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. The Company anticipates the restructuring activity will be complete in December 1999 with the final relocation of production to another site.

16. Employees' Thrift Plan

Substantially all of the Company's employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $7.7 million, $7.1 million, $1.4 million and $8.1 million in the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998, respectively.

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
United Defense Industries, Inc.

We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. (a wholly owned subsidiary of Iron Horse Investors, L.L.C.) and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and the three months ended December 31, 1997. We have also audited the consolidated statements of operations, partners' capital, and cash flows of United Defense, L.P. (predecessor) and subsidiaries for the nine months ended September 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and its subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and the three months ended December 31, 1997, and the consolidated results of operations and cash flows of United Defense, L.P. and its subsidiaries for the nine months ended September 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP


January 29, 1999
Washington D.C.

                        United Defense Industries, Inc.

                          Consolidated Balance Sheets

                                 (In thousands)

                                                                          December 31
                                                                       1997         1998
                                                                  ------------------------
Assets
Current assets:
 Cash and marketable securities                                     $   35,623   $  85,520
 Trade receivables                                                      94,847      64,395
 Inventories (Note 4)                                                  330,373     254,343
 Other current assets                                                    6,998       4,255
                                                                  ------------------------
Total current assets                                                   467,841     408,513

Property, plant and equipment, net (Note 5)                            198,909     122,721
Intangible assets, net (Note 6)                                        433,048     330,024
Prepaid pension cost (Note 7)                                          139,431     123,912
Other assets                                                             6,854       4,571
                                                                  ------------------------
Total assets                                                        $1,246,083   $ 989,741
                                                                  ========================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable, trade and other                                  $   93,641   $  88,497
 Accrued and other liabilities                                          71,002      75,832
 Advanced payments                                                     261,401     258,395
 Current portion of long-term debt (Note 8)                             12,000      16,643
                                                                  ------------------------
Total current liabilities                                              438,044     439,367

Long-term liabilities:
 Long-term debt, net of current portion (Note 8)                       647,800     490,343
 Accrued pension cost (Note 7)                                           7,108      12,807
 Accrued postretirement benefit cost (Note 7)                            3,290       1,803
 Other liabilities                                                      13,100      22,630
                                                                  ------------------------
Total liabilities                                                    1,109,342     966,950

Commitments and contingencies (Notes 8, and 9)

Stockholders' equity:
 Common stock; $.01 par value, 400,000 and 20,000,000 shares authorized, 17,300,000 and 18,039,624 shares issued and
  outstanding at December 31, 1997 and 1998, respectively                  173         180
 Additional paid-in-capital                                            172,827     180,216
 Stockholder loans                                                           -      (1,339)
 Accumulated deficit                                                   (36,259)   (156,266)
                                                                  ------------------------
Total stockholders' equity                                             136,741      22,791
                                                                  ------------------------
Total liabilities and stockholders' equity                          $1,246,083   $ 989,741
                                                                  ========================

See accompanying notes.

                        United Defense Industries, Inc.

                     Consolidated Statements of Operations

                                 (In thousands)



                                          Year         Nine months    || Three months       Year
                                         ended           ended        ||     ended          ended
                                      December 31,    September 30,   || December 31,   December 31,
                                          1996            1997        ||     1997           1998
                                    ----------------------------------||----------------------------
                                                  (UDLP)              ||
                                                                      ||
Revenue:                                                              ||
   Sales                                $1,029,333           $913,925 ||     $342,627     $1,217,555
                                                                      ||
Costs and expenses:                                                   ||
 Cost of sales                             820,845            754,977 ||      324,123      1,099,291
 Selling, general and                                                 ||
   administrative expenses                 128,455             91,413 ||       34,947        177,449
 Research and development                   12,853             12,096 ||        4,558         13,021
                                    ----------------------------------||----------------------------
Total costs and expenses                   962,153            858,486 ||      363,628      1,289,761
                                                                      ||
Earnings related to investments                                       ||
    in foreign affiliates                   31,916             13,521 ||          432          6,208
                                    ----------------------------------||----------------------------
                                                                      ||
Income (loss) from operations               99,096             68,960 ||      (20,569)       (65,998)
                                                                      ||
Other income (expense):                                               ||
 Interest expense                                -                  - ||      (15,622)       (52,155)
 Interest income                             1,933              1,456 ||            -          1,396
 Miscellaneous, net                              -                  - ||          (68)             -
                                    ----------------------------------||----------------------------
Total other income (expense)                 1,933              1,456 ||      (15,690)       (50,759)
                                    ----------------------------------||----------------------------
                                                                      ||
Income before income taxes                 101,029             70,416 ||      (36,259)      (116,757)
                                                                      ||
Provision for income taxes (Note 7)          2,859              1,523 ||            -          3,250
                                    ----------------------------------||----------------------------
                                                                      ||
Net income (loss)                       $   98,170           $ 68,893 ||     $(36,259)    $ (120,007)
                                    ==================================||============================

See accompanying notes.

                        United Defense Industries, Inc.

                           Consolidated Statements of
                   Partners' Capital and Stockholders' Equity

                                 (In thousands)


                                                             Additional
                                 Partners'      Common        Paid-in      Stockholder     Accumulated
           (UDLP)                 Capital        Stock        Capital         Loans          Deficit        Total
                             --------------------------------------------------------------------------------------
Balance at December 31, 1995      $ 156,433          -                -              -               -    $ 156,433
Distributions                       (74,965)         -                -              -               -     (74,965)
Net income for the year
 ended December 31, 1996             98,170          -                -              -               -      98,170
                             --------------------------------------------------------------------------------------

Balance at December 31, 1996        179,638          -                -              -               -     179,638
Distributions                      (114,409)         -                -              -               -    (114,409)
Liabilities transferred from
 FMC                                 (3,120)         -                -              -               -      (3,120)

Net income for the nine
 months ended
 September 30, 1997                  68,893          -                -              -               -      68,893
                             --------------------------------------------------------------------------------------

Balance at
 September 30, 1997               $ 131,002          -                -              -               -   $ 131,002
                             ======================================================================================

===================================================================================================================

Balance at October 1, 1997                -   $      -           $      -      $              $       -   $
Issuance of common stock                  -        173            172,827            -                -     173,000
Net loss for the three
 months ended December 31,
 1997                                     -          -                  -            -          (36,259)    (36,259)
                             --------------------------------------------------------------------------------------

Balance at December 31, 1997              -        173            172,827            -          (36,259)    136,741
Issuance of common stock                  -          7              7,389       (1,339)               -       6,057
Net loss for the year ended
 December 31, 1998                        -          -                  -            -         (120,007)   (120,007)
                             --------------------------------------------------------------------------------------

Balance at December 31, 1998              -          $180        $180,216      $(1,339)       $(156,266)  $  22,791
                             ======================================================================================

See accompanying notes.

                        United Defense Industries, Inc.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                         Year         Nine months      || Three months       Year
                                                         ended          ended          ||      ended          ended
                                                     December 31,     September 30,    ||  December 31,   December 31,
                                                         1996              1997        ||      1997           1998
                                                   ------------------------------------||-----------------------------
                                                                  (UDLP)               ||
                                                                                       ||
Operating activities                                                                   ||
Net income (loss)                                       $  98,170           $  68,893  ||     $ (36,259)     $(120,007)
Adjustments to reconcile net income (loss) to cash                                     ||
 provided by operating activities:                                                     ||
  Depreciation                                             26,327              19,331  ||        20,660         83,153
  Amortization                                             12,667               9,673  ||        16,263         94,806
  Restructuring costs                                      (7,778)                 --  ||            --             --
  Other                                                       519              (4,039) ||         9,001          5,291
  Changes in assets and liabilities:                                                   ||
   Trade receivables                                       13,446               7,600  ||       (13,335)        30,452
   Inventories                                           (113,453)             15,546  ||        92,875         76,030
   Other current assets                                     5,144                (745) ||        (2,187)         1,636
   Prepaid pension cost                                    (6,120)             (8,783) ||        (2,736)        15,519
   Accounts payable, trade and other                      (26,579)            (14,585) ||        17,639         (5,144)
   Advanced payments                                       64,714              15,082  ||       (12,671)        (3,006)
   Accrued and other liabilities                            9,702              11,626  ||       (16,717)        14,360
   Accrued pension cost                                     7,876               5,428  ||         1,403          5,699
   Accrued postretirement benefit cost                     (3,543)             (2,247) ||        (1,878)        (1,487)
                                                   ------------------------------------||-----------------------------
Cash provided by operating activities                      81,092             122,780  ||        72,058        197,302
                                                                                       ||
Investing activities                                                                   ||
Capital spending                                          (22,396)            (23,722) ||       (15,893)       (24,020)
Disposal of property, plant and equipment                   4,543               6,938  ||         3,170          7,298
Short-term investment with FMC Corporation                 10,853              19,497  ||            --             --
Purchase of business (net of $11,107 cash acquired)            --                  --  ||      (838,893)            --
Adjustment to purchase price of business                       --                  --  ||            --         16,074
                                                   ------------------------------------||-----------------------------
Cash (used in) provided by investing activities            (7,000)              2,713  ||      (851,616)          (648)
                                                                                       ||
Financing activities                                                                   ||
Partner distributions                                     (74,965)           (114,409) ||
Payments on long-term debt                                     --                  --  ||       (47,200)      (152,814)
Payments for financing and transaction costs                   --                  --  ||       (28,726)            --
Proceeds from issuance of long-term debt                       --                  --  ||       707,000             --
Proceeds from sale of common stock                             --                  --  ||       173,000          6,057
                                                   ------------------------------------||-----------------------------
Cash (used in) provided by financing activities           (74,965)           (114,409) ||       804,074       (146,757)
                                                   ------------------------------------||-----------------------------
(Decrease) increase in cash and marketable                                             ||
 securities                                                  (873)             11,084  ||        24,516         49,897
                                                                                       ||
Cash and marketable securities at beginning of                                         ||
 period                                                       896                  23  ||        11,107         35,623
                                                   ------------------------------------||-----------------------------
Cash and marketable securities at end of period         $      23           $  11,107  ||     $  35,623      $  85,520
                                                   ====================================||=============================

See accompanying notes.

                        United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1. Basis of Presentation

United Defense Industries, Inc. (the "Company") is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse") and is organized under the laws of the state of Delaware and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco") (the "Sellers"). As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction (see Note 3), the financial position and results of operations for periods subsequent to the acquisition are not comparable to UDLP amounts.

The Company designs, develops and manufactures various tracked armored combat vehicles and a wide spectrum of weapons delivery systems for the armed forces of the United States and nations around the world. Approximately 30% of the Company's employees are covered by collective bargaining agreements.

The financial statements include the accounts of the Company and its subsidiaries. Prior to the acquisition, the financial statements include the accounts of UDLP and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Marketable Securities

Cash and marketable securities consist of investments with initial maturities of three months or less.

                        United Defense Industries, Inc.

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

Long-lived Assets, Including Intangible Assets and Goodwill

The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of the impairment based on the difference between the carrying amount of the asset and its estimated fair value.

Investments in Affiliated Companies

The investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. Dividends received net of amounts accrued for taxes and future obligations were $28.1 million for the year ended December 31, 1996, $5.3 million for the nine months ended September 30, 1997, $0 for the three months ended December 31, 1997, and $4.6 million for the year ended December 31, 1998.

                        United Defense Industries, Inc.

UDLP accounted for its investment in a foreign joint venture in Saudi Arabia at cost through 1995 because of uncertainties as to the long-term prospects for this venture. In 1996, consistent with a significant expansion of the venture's business and positive long-term prospects for the business, UDLP changed from the cost to the equity method. The impact on UDLP's results of operations was not material. Equity in earnings from this venture was $3.8 million for the year ended December 31, 1996, $8.2 million for the nine months ended
September 30, 1997, $0.4 million for the three months ended December 31, 1997, and $1.6 million for the year ended December 31, 1998.

Advanced Payments

Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

Revenue and Profit Recognition for Contracts-in-Progress

The Company recognizes sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded when funded, as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts (i.e., cost of sales exceeds sales) are charged to operations as soon as they are determinable.

During 1996, UDLP recognized a $14.3 million increase in gross profit as a result of a settlement with the U.S. government on the cost of a component supplied by the U.S. government on a group of related contracts. Gross profit for the nine months ended September 30, 1997 includes approximately $13.5 million of noncash charges for changes in estimated contract profitability related to contractual issues with customers and other matters resulting from the periodic reassessment of the estimated profitability of contracts in progress.

                        United Defense Industries, Inc.

Stock-Based Compensation

Provided the option price is not less than fair value of the common stock at the date an option is granted, the Company records no compensation expense in its consolidated statements of operations. See Note 10 for the pro forma effect on operating results had the Company recorded compensation expense for the fair value of stock options.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Business Purchase

On October 5, 1997, the Company acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment of $173 million and debt (see Note 8). The acquisition was accounted for using the purchase method of accounting.

The excess purchase price over the book value of the net assets acquired in the amount of $733 million was allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based on management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

                        United Defense Industries, Inc.

The operating results of UDLP are presented in the consolidated statements of operations since the date of acquisition. The unaudited pro forma results below assume the acquisition occurred at January 1, 1997 (in thousands):

                                              Year ended
                                           December 31, 1997
                                        -----------------------
               Sales                          $1,260,000
               Net loss                         (140,000)

The unaudited pro forma net loss for 1997 adjusts the historical results of operations for interest expense and the effects of amortization of the increased basis of assets subsequent to the acquisition. The total interest expense and purchase accounting impact on the pro forma statement of operations was approximately $60 million and $190 million, respectively, for the year ended December 31, 1997. The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 1997 or of future operations under the ownership and management of the Company.

4. Inventories

At October 1, 1997, the Company valued inventory at its estimated fair value in connection with the application of purchase accounting pursuant to the acquisition of the partnership by the Company (see Note 3). At December 31, 1998, the majority of the Company's inventories are recorded at cost determined on a last-in, first-out ("LIFO") basis. Inventory costs include manufacturing overhead.

The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998. At December 31, 1998, $25 million of non-production inventories are recorded at actual cost.

                        United Defense Industries, Inc.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                                          December 31
                                                                        1997       1998
                                                                  --------------------------
       Buildings                                                    $  33,467   $  38,213
       Machinery and equipment                                        165,289     160,788
       Land and improvements                                            7,737       7,802
       Construction in progress                                        13,076       7,500
                                                                  --------------------------
                                                                      219,569     214,303
       Less: Accumulated depreciation                                 (20,660)    (91,582)
                                                                  --------------------------
       Net property, plant and equipment                             $198,909    $122,721
                                                                  ==========================

Depreciation expense for UDLP was $26.3 million and $19.3 million for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. Depreciation expense was $ 20.7 million for the three months ended December 31, 1997 and $83.2 million for the year ended December 31, 1998.

6. Intangible Assets

Intangible assets consist of the following (in thousands):

                                                                          December 31
                                                                        1997       1998
                                                                  --------------------------
       Software and other intangibles                                $ 67,715    $ 75,200
       Firm business and ongoing programs                             225,103     225,103
       Goodwill                                                       140,833     125,130
       Deferred restructuring costs                                    15,660           -
                                                                  --------------------------
                                                                      449,311     425,433
       Less:  accumulated amortization                                (16,263)    (95,409)
                                                                  --------------------------
       Net intangible assets                                         $433,048    $330,024
                                                                  ==========================

                        United Defense Industries, Inc.

The Company's software and other intangibles are being amortized over their estimated useful lives on a straight-line basis over three to five years. The excess of purchase cost over the fair value of the net assets acquired (goodwill) and other specifically identifiable assets related to the Company's contracts and programs that resulted from the application of purchase accounting for the acquisition of UDLP are being amortized over periods of up to thirty years.

Amortization expense, which is recorded on a straight-line basis or other methods based on revenues of related contracts or programs, was $12.7 million for the year ended December 31, 1996, $9.7 million for the nine months ended September 30, 1997, $16.3 million for the three months ended December 31, 1997, and $94.8 million for the year ended December 31, 1998.

In October 1994, UDLP entered into an Advance Agreement with the U.S. Department of Defense. Under the terms of the Agreement, UDLP was permitted to defer certain costs associated with consolidation and restructuring of its ground systems businesses. Costs deferred were allocated ratably to contracts with the Department of Defense for thirty-six months beginning January 1, 1996.

7. Pensions and Other Postretirement Benefits

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

Substantially all of the Company's employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

                        United Defense Industries, Inc.

The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1997 and 1998 are as follows (in thousands):

                                                    Pension Benefits        Postretirement Benefits
                                                   1997          1998           1997        1998
                                            -----------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year          $269,659      $348,199       $56,154      $52,992
Service cost                                       10,561        11,751         1,201        1,382
Interest cost                                      22,250        27,017         3,889        3,515
Net benefits paid, including settlements          (13,750)      (22,289)       (3,934)      (4,330)
Actuarial (gain) loss                              55,487        61,576        (4,318)       1,236
Special termination benefits and
 curtailments                                       3,992        16,397             -            -
                                            -----------------------------------------------------------
Benefit obligation at end of year                $348,199      $442,651       $52,992      $54,795
                                            ===========================================================

                                                    Pension Benefits        Postretirement Benefits
                                                   1997          1998           1997        1998
                                            -----------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning
 of year                                         $384,210      $480,522       $38,630      $49,702
Assets transferred from Sellers                    12,415         4,469             -            -
Actual return on plan assets                       97,317        82,668        10,025       12,830
Employer contributions                                330         2,633         4,981        2,210
Net benefits paid, including settlements          (13,750)      (22,289)       (3,934)      (4,330)
                                            -----------------------------------------------------------
Fair value of plan assets at end of year         $480,522      $548,003       $49,702      $60,412
                                            ===========================================================

                        United Defense Industries, Inc.

                                            Pension Benefits     Postretirement Benefits
                                            1997       1998         1997         1998
                                        ------------------------------------------------

Funded status                             $132,323   $105,352       $(3,290)     $ 5,617
Unrecognized actuarial (gain) loss               -      1,626             -       (7,420)
Unrecognized prior service cost                  -      4,127             -            -
                                        ------------------------------------------------
Net amount recognized                     $132,323   $111,105       $(3,290)     $(1,803)
                                        ================================================

Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid pension cost                    $139,431   $123,912             -            -
  Accrued pension cost                      (7,108)   (12,807)            -            -
  Accrued postretirement benefit cost            -          -       $(3,290)     $(1,803)
                                        ------------------------------------------------
Net amount recognized                     $132,323   $111,105       $(3,290)     $(1,803)
                                        ================================================

The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998:

                                              Year        Nine months   || Three months       Year
                                              ended          ended      ||      ended          ended
                                          December 31,   September 30,  || December 31,   December 31,
                                              1996            1997      ||      1997           1998
                                        --------------------------------||----------------------------
Weighted-average assumptions                                            ||
                                                                        ||
Discount rate                                     8.00%           8.00% ||          7.00%          6.50%
Expected return on plan assets                    9.62%           9.62% ||         9.00%          9.00%
Rate of compensation increase                     5.00%           5.00% ||          4.00%          3.50%

                        United Defense Industries, Inc.

The following tables show the components of the net periodic benefit cost (in thousands):

                                                               Pension Benefits
                                                               ----------------
                                              Year        Nine months    || Three months       Year
                                              ended          ended       ||      ended          ended
                                          December 31,   September 30,   || December 31,   December 31,
                                              1996            1997       ||      1997           1998
                                        ---------------------------------||-----------------------------
                                                                         ||
Service cost                                  $  9,191        $  7,286   ||      $  3,275       $ 11,751
Interest cost                                   19,826          16,309   ||         5,941         27,017
Expected return on plan assets                 (32,330)        (27,721)  ||       (10,512)       (43,080)
Net amortization and recognized losses           4,513           1,172   ||             -            703
Special termination benefits and                                         ||
   curtailments                                  1,600           3,992   ||             -         27,500
                                        ---------------------------------||-----------------------------
Net periodic benefit cost (income)            $  2,800        $  1,038   ||      $ (1,296)      $ 23,891
                                        =================================||=============================

                                                           Postretirement  Benefits
                                                           ------------------------
                                              Year        Nine months    || Three months       Year
                                              ended          ended       ||      ended          ended
                                          December 31,   September 30,   || December 31,   December 31,
                                              1996            1997       ||      1997           1998
                                        ---------------------------------||----------------------------
                                                                         ||
Service cost                                   $ 1,174         $   901   ||       $   300        $ 1,382
Interest cost                                    4,159           2,985   ||           898          3,515
Expected return on plan assets                  (3,065)         (2,761)  ||       (1,076)        (4,422)
Net amortization and recognized losses            (870)         (1,043)  ||             -              -
                                        ---------------------------------||-----------------------------
Net periodic benefit cost                      $ 1,398         $    82   ||       $   122        $   475
                                        =================================||=============================

Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

The projected benefit obligation and fair value of plan assets for the pension plan with projected benefit obligations in excess of plan assets were $234.9 million and $206.3 million, respectively, at December 31, 1998 and $149.3 million and $142.2 million, respectively, at December 31, 1997.

                        United Defense Industries, Inc.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1% Increase    1% Decrease
                                                       --------------  -------------

Effect on total of service and interest cost components       $  222        $  (178)
Effect on the postretirement benefit obligation               $2,059        $(1,685)

8. Long-term Debt

Borrowings under long-term debt arrangements are as follows:

                                                                 December 31
                                                                1997      1998
                                                            --------------------
Senior credit facility                                        $409,800  $306,986
Senior subordinated notes                                      200,000   200,000
Seller note                                                     50,000         -
                                                            --------------------
                                                               659,800   506,986
Less: current portion                                           12,000    16,643
                                                            --------------------
                                                              $647,800  $490,343
                                                            ====================

Senior Credit Facility

In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings are as follows (in thousands):

                                                                 December 31
                                                                1997      1998
                                                            --------------------
               Term loan facilities                           $397,800  $306,986
               Revolving credit facility                        12,000         -
                                                            --------------------
                                                              $409,800  $306,986
                                                            ====================

                        United Defense Industries, Inc.

The term loan facilities bear interest at variable rates with a weighted average rate of 8.35% and 6.75% at December 31, 1997 and 1998, respectively. These loans are due through 2006 and provide for quarterly principal payments.

The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $107 million at December 31, 1998. There was $123 million available under the revolving credit facility at December 31, 1998. The revolving credit facility bears interest at variable rates with a weighted average rate of 8.21% at December 31, 1997. The Company is obligated to pay a fee of 0.25% on the unused revolving credit facility.

Amounts outstanding under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries and by a pledge of all the stock of the Company and its domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries and joint ventures.

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

Senior Subordinated Notes

In October 1997, the Company issued $200 million of senior subordinated notes. The senior subordinated notes are unsecured, bear interest at 8.75% payable semiannually, and mature in 2007. The payment of principal and interest is subordinated in right of payment to all senior debt.

The subordinated notes are not redeemable other than in connection with a public equity offering or a change in control prior to November 2002, at which time the notes may be redeemed at a premium, initially at 104.375% of the principal amount. The subordinated notes have customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

                        United Defense Industries, Inc.

Seller Note

In October 1997, the Company issued a $50 million note to former partners of UDLP. Interest was payable quarterly at 8.75%. The seller note was paid in full during 1998.

Annual Maturities

Annual maturities of long-term debt for the five years are as follows (in thousands):

            Year ended December 31,
            -----------------------

                      1999                                      $ 16,643
                      2000                                        23,086
                      2001                                        23,086
                      2002                                        23,086
                      2003                                        23,085
                   Thereafter                                    398,000
                                                              ------------
                     Total                                      $506,986
                                                              ============

Cash paid for interest for the three months ended December 31, 1997 and for the year ended December 31, 1998 was $2.9 million and $45.4 million, respectively.

9. Commitments and Contingencies

Operating Leases

The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998 was $12.9 million, $11.7 million, $6.4 million and $13.5 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $10.3 million in 1999, $11.0 million in 2000, $10.3 million in 2001, $9.6 million in 2002, $9.9 million in 2003, and $7.7 million thereafter.

                        United Defense Industries, Inc.

Legal Proceedings

Alliant Techsystems Inc. ("Alliant"), a subcontractor to UDLP in connection with the Paladin howitzer prime contract, has filed suit against UDLP and its former owners. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which, until the time of termination, had been performed by Alliant, and was thereafter replaced by subcontract work performed another subcontractor. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in either case. The Company has moved to dismiss one case and has filed an answer denying the material allegations in the other case. Management does not believe the suits will have a material adverse impact on the Company.

The Company is subject to other claims and suits arising in the ordinary course of its operations. In the opinion of management, the ultimate resolution of any other current pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

Environmental Matters

The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government (Allowable Costs).

As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to

                        United Defense Industries, Inc.

cover remediation costs that are not allowable costs under its U.S. government contracts (Non-Allowable Costs). In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-Allowable Costs.

The Company has reflected a liability for the gross amount of environmental remediation costs which it expects to be liable for after giving effect to reimbursement under government contracts. The Company has recorded an asset for the amounts expected to be reimbursed by the Sellers under the terms of the acquisition agreement.

10.   Stockholders' Equity

Stock Split

In April 1998, the Company's board of directors approved an increase in the number of authorized common stock shares to 20 million (par value $.01) and authorized a 173 for 1 stock split. Accordingly, all references in the financial statements to number of shares and related amounts have been restated to reflect the stock split.

Common Stock Options

During 1998, the Company adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,500,000 shares of common stock were reserved for issuance. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.

Common stock options activity is as follows:

                                                             Year ended
                                                          December 31, 1998
                                                      -----------------------
               Options outstanding at beginning of year                -
               Options granted                                 1,432,000
               Options canceled                                        -
               Options exercised                                       -
                                                      -----------------------
               Options outstanding at end of year              1,432,000
                                                      =======================
               Options exercisable at end of year                106,200
                                                      =======================

                        United Defense Industries, Inc.

All options were granted at $10 per share during the year ended December 31, 1998 and had an estimated grant date fair value of $4.51 per option.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have increased by approximately $560,000. The effect of applying SFAS No. 123 on the net loss as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998: dividend yield of 0%; risk-free interest rate of 6%; and expected life of the option term of 10 years.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, certain employees are provided the opportunity to purchase shares the Company's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by the Company. Related loans including interest at 7.5%, is due in five years. Under the plan, 739,624 shares, were sold at a price of $10 per share.

11. Income Taxes

The provision for income taxes for the year ended December 31, 1996, the nine months ended September 30, 1997, and the year ended December 31, 1998 was solely for federal income taxes payable by the Company's Foreign Sales Corporation ("FSC") subsidiary. The FSC paid income taxes amounting to $1.8 million, $1.1 million, and $3.3 million during the year ended December 31, 1996, the nine months ended September 30, 1997, and the year ended December 31, 1998, respectively.

                        United Defense Industries, Inc.

The components of the net deferred tax asset are as follows (in thousands):

                                                                    December 31
                                                                 1997        1998
                                                             ----------------------
      Deferred tax assets:
        Accrued expenses                                       $ 41,823   $  42,224
        Net operating loss carryforwards                          8,583     111,110
        Depreciation                                              3,800      22,496
        Other                                                     1,290       7,302
                                                             ----------------------
                                                                 55,496     183,132
      Deferred tax liabilities:
        Intangibles, accrued compensation, and benefits         (40,597)   (109,634)
        Other                                                        --      (9,101)
                                                             ----------------------
                                                                (40,597)   (118,735)
                                                             ----------------------


      Net deferred tax asset                                     14,899      64,397
      Valuation allowance                                       (14,899)    (64,397)
                                                             ----------------------
              Net deferred taxes on balance sheet              $     --   $      --
                                                             ======================

The net deferred tax asset at December 31, 1997 and 1998 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

The Company has approximately $277.8 million in net operating loss carryforwards which expire at varying dates through 2018.

                        United Defense Industries, Inc.

12. Fair Value of Financial Instruments

To reduce the impact of changes in interest rates on its floating rate debt, the Company entered into a three-year interest rate swap agreement that expires in October 2000 for a notional amount of $160 million. A swap agreement is a contract to exchange floating rate interest payments for fixed rate payments periodically over the term of the agreement without the exchange of the underlying notional amount. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.

The agreement entitles the Company to pay a base interest rate amount of 5.75%, in return for the right to receive a floating interest rate which is based on the three-month LIBOR as of the quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6.99% the base interest rate is adjusted to the then effective LIBOR up to a maximum rate of 9%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

The fair value of interest rate instruments are the estimated amounts the Company would have to pay to terminate the agreement, taking into account the current interest rates and the creditworthiness of the parties to the agreement. At December 31, 1998, the termination value of the swap (i.e., the fair value) was $2.4 million.

The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1997, the fair market value of the Company's long-term debt was estimated to be $459.8 million and $201.0 million for the senior credit facility (including the seller note) and subordinated debt, respectively. At December 31, 1998, the fair market value of the Company's long-term debt was estimated to be $307.0 million and $202.0 million for the senior credit facility and subordinated debt, respectively.

13. Significant Customer and Export Sales

Sales to various agencies of the U.S. Government aggregated $819.9 million, $625.5 million, $203.1 million and $968.3 million during the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998, respectively.

At December 31, 1997 and 1998, trade accounts receivable from the U.S. Government totaled $71.3 million and $50.8 million, respectively.

                        United Defense Industries, Inc.

Export sales, including sales to foreign governments transacted through the U.S. Government, were $194.2 million, $264.5 million, $89.1 million and $230.3 million during the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, respectively.

14. Related Party Transactions

Through September 30, 1997, UDLP contracted with FMC for various administrative and support services. These services included computer services, systems and programming, data communications, employee relocation support, payroll processing, insurance and general management support. During the year ended December 31, 1996 and the nine months ended September 30, 1997, UDLP paid $35.2 million and $22.3 million, respectively, to FMC for their support.

UDLP also leased office and manufacturing facilities in San Jose, California from FMC. Under the lease agreement monthly rent payments were comprised of fixed base rent plus depreciation on the facilities. Fixed base rent was $2.0 million per year through September 30, 1997. During the year ended December 31, 1996 and the nine months ended September 30, 1997, UDLP incurred rent amounting to $3.7 million and $2.6 million, respectively, under this lease.

A new lease was entered into upon the acquisition of UDLP by the Company. Under the new lease, the fixed base rent is $4.0 million per year for five facilities. The lease expired for one facility on March 31, 1998. The leases on the remaining four facilities expire October 1, 2001.

Sales of inventory to FMC during 1996 amounted to $1.1 million, respectively. Management believes that such transactions were consummated on terms substantially similar to those that would arise in transactions with third parties.

Through September 30, 1997, the Company invested its excess cash balances with FMC. Interest on these funds was earned based on the average monthly cost of FMC's U.S. dollar revolver-related short-term borrowings for such month. Interest on all loans to FMC totaled $1.8 million and $1.7 million for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

                        United Defense Industries, Inc.

Upon the acquisition of UDLP by the Company in 1997, Carlyle was paid $4.5 million, which was included in the transaction costs for advisory services related to the placement of the Senior and Senior Subordinated financing. Additionally, during 1998 Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a current charge to operations of $2.0 million. The management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During the three months ended December 31, 1997 and the year ended December 31, 1998, the Company recorded $0.5 million and $2.0 million of charges relating to these services.

15. Restructuring

During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at the Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. The Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge will not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. The Company anticipates the restructuring activity will be complete in December 1999 with the final relocation of production to another site.

16. Employees' Thrift Plan

Substantially all of the Company's employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $7.7 million, $7.1 million, $1.4 million and $8.1 million in the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997, and the year ended December 31, 1998, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 10:    Directors and Executive Officers
            --------------------------------

         The following table sets forth certain information with respect to the members of the Board of Directors and the executive officers of the Company. Executive officers of the Company are chosen by the Board of Directors and serve at its discretion. The Board of Directors maintains an Executive Committee, a Compensation Committee, and an Audit and Ethics Committee. Bill Conway and Allan Holt serve as President and Chairman, respectively, of Iron Horse and Peter Clare, Daniel D'Aniello and David Rubenstein have each been Managing Directors of The Carlyle Group for the past five years. Officers of Iron Horse receive no compensation for their position.

                                                                                              Years with
            Name                                     Position                          Age      Co./1/
---------------------------------------------------------------------------------------------------------
William E. Conway, Jr.        Chairman                                                  49       ------
---------------------------------------------------------------------------------------------------------
Frank C. Carlucci             Director                                                  68       ------
---------------------------------------------------------------------------------------------------------
Peter J. Clare                Director                                                  33       ------
---------------------------------------------------------------------------------------------------------
Allan M. Holt                 Director                                                  47       ------
---------------------------------------------------------------------------------------------------------
Robert M. Kimmitt             Director                                                  51       ------
---------------------------------------------------------------------------------------------------------
J.H. Binford Peay, III        Director                                                  58       ------
---------------------------------------------------------------------------------------------------------
John M. Shalikashvili         Director                                                  62       ------
---------------------------------------------------------------------------------------------------------
Thomas W. Rabaut              Director, President, Chief Executive Officer              50         21
---------------------------------------------------------------------------------------------------------
Francis Raborn                Director, Vice President & Chief Financial Officer        55         21
---------------------------------------------------------------------------------------------------------
David V. Kolovat              Vice President, General Counsel & Secretary               54         10
---------------------------------------------------------------------------------------------------------
Arthur L. Roberts             Vice President, General Manager-International Division    58         31
---------------------------------------------------------------------------------------------------------
Frederick M. Strader          Vice President, General Manager-Armament Systems Div.     46         18
---------------------------------------------------------------------------------------------------------
Dennis A. Wagner, III         Vice President, Business Development & Marketing          48         17
---------------------------------------------------------------------------------------------------------
Peter C. Woglom               Vice President, General Manager-Ground Systems Division   54         25
---------------------------------------------------------------------------------------------------------

         William E. Conway, Jr. was elected as a Director of the Company in 1997. He has been a Managing Director of The Carlyle Group, a Washington, DC-based private merchant bank, since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984 until 1987, and was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway presently serves on the Board of Directors of Global Crossing Ltd., Howmet International, Inc., Nextel Communications, Inc., and several privately held companies.

         Frank C. Carlucci was elected as a Director of the Company in 1997. He is Chairman of The Carlyle Group, a Washington, DC-based private merchant bank. Prior to joining The Carlyle Group in 1989, Mr. Carlucci served as Secretary of Defense from 1987-1989. Previously, he had served as President Reagan's National Security Advisor in 1987. Mr. Carlucci serves on the following boards:
Ashland, Inc.; IRI International Corporation; Kaman Corporation; Neurogen Corporation; Northern Telecom Limited; The Quaker Oats Company; SunResorts, Ltd., NV; Texas Biotechnology Corporation; Pharmacia & Upjohn, Inc.; and the Board of Trustees for the RAND Corporation.

         Peter J. Clare was elected as a Director of the Company in 1997. He is currently a Managing Director with The Carlyle Group, a Washington, DC-based private merchant bank which he joined in 1992. Mr. Clare was previously with First City Capital, a private investment group. From 1987 to 1989, he worked in the mergers and acquisitions and merchant banking groups at Prudential-Bache. Mr. Clare currently serves on the boards of several privately-held companies.


---------------------------------------------
/1/ Includes the Company and its predecessors.

         Allan M. Holt was elected as a Director of the Company in 1997. He is a Managing Director of The Carlyle Group, a Washington, DC-based private merchant bank which he joined in 1991. Mr. Holt was previously with Avenir Group, a private investment and advisory group, and from 1984 to 1987 was Director of Planning and Budgets at MCI Communications Corporation, which he joined in 1982. Mr. Holt currently serves on the boards of several privately-held companies.

         Robert M. Kimmitt was elected as a Director of the Company in 1998. He has been a partner in the law firm of Wilmer, Cutler and Pickering since 1997. He specializes in international transactions in regulated industries, especially defense, aerospace, telecommunications and banking. Mr. Kimmitt was a Managing Director of Lehman Brothers from 1993 to 1997. Mr. Kimmitt served as American Ambassador to Germany from 1991 to 1993. Previously, he has served as Under Secretary of State for Political Affairs, General Counsel to the Treasury Department, and a member of the National Security Council Staff. Mr. Kimmitt serves on the boards of Allianz Life Insurance Company of North America, Big Flower Holdings, Inc., Mannesmann AG and Siemens AG.

         J. H. Binford Peay, III was elected as a Director of the Company in 1997. General Peay is a career U.S. Army officer who attained the rank of General and retired from the Army on October 1, 1997. He is the former Commander-In-Chief of the U.S. Central Command (1994-1997), and also served as Vice Chief of Staff, United States Army (1993-1994). Prior to serving as Vice Chief of Staff, he was Deputy Chief of Staff for Operations and Plans, Department of the Army and Senior Army Member, U.S. Military Committee, United Nations, and was Commanding General, 101st Airborne Division (Air Assault) at Ft. Campbell, Kentucky (1989 to 1991). General Peay serves as a Director of MPRI, Trustee of George C. Marshall Foundation and a Trustee of Virginia Military Institute Foundation.

         John M. Shalikashvili was elected as Director of the Company in June 1998. He currently is a visiting professor to the Center for International Security at Stanford University. Previously, General Shalikashvili was a career U.S. Army officer who attained the rank of General and retired from the Army in September 1997. He was appointed the 13th Chairman of the Joint Chiefs of Staff on October 25, 1993. Prior major commands were Supreme Allied Commander, Europe (SACEUR) and Commander-In-Chief, United States European Command, Commander Operation PROVIDE COMFORT (the relief operation that returned hundreds of thousands of Kurdish refugees to Northern Iraq), Deputy Commander-In-Chief, United States Army, Europe and Seventh Army, and Commander of the 9th Infantry Division (Motorized). The General was born in Warsaw, Poland on June 27, 1936. General Shalikashvili serves on the board of L3 Company.

         Thomas W. Rabaut has been President and Chief Executive Officer of UDLP since its formation in 1994. Before joining UDLP, Mr. Rabaut worked at FMC since 1977 and held several executive positions, including General Manager of FMC's Steel Products Division from 1986 to 1988, Operations Director and then Vice President and General Manager of FMC's Ground Systems Division from 1988 to 1993, and General Manager of FMC's Defense Systems Group, overseeing operations in the U.S., Turkey, Pakistan, and Saudi Arabia from 1993 to 1994. In 1994, he was also elected Vice President of FMC. Mr. Rabaut graduated from the U.S. Military Academy at West Point and from the Harvard Business School.

         Francis Raborn was elected as a Director of the Company in 1997. He has been Vice President and Chief Financial Officer of UDLP since its formation in 1994, with responsibility for financial, contract, administrative and government compliance matters. Mr. Raborn joined FMC in 1977, and held a variety of financial and accounting positions, including Controller of FMC's Defense Systems Group from 1985 to 1993, and Controller of FMC's Special Products Group from 1979 to 1985. Mr. Raborn received a B.S. in Economics from the University of Pennsylvania's Wharton School and an MBA from UCLA.

         David V. Kolovat has been Vice President and General Counsel of UDLP since its formation in 1994. He has also served as FMC's Associate General Counsel in charge of defense business legal affairs from 1988 until consummation of the Acquisition. Mr. Kolovat served as Vice President and General Counsel of Premisys, Inc., from 1986 to 1988, during which Premisys was acquired by Pacific Telesis Corporation, and from 1984 to 1986 as Vice President and General Counsel of Robot Defense Systems, Inc. Mr. Kolovat received his undergraduate degree from the University of Iowa, and his law degree from Stanford Law School.

         Arthur L. Roberts has been Vice President and General Manager-International Division of UDLP since its formation in 1994. His responsibilities include management of joint ventures in Turkey and Saudi Arabia and development of new co-production programs. Prior to joining UDLP, Mr. Roberts was General Manager of FMC's Defense Systems International Division since 1993. Mr. Roberts held a number of positions at FMC since 1967, including management of the Turkey joint venture program from its initial proposal in 1988 through 1992. Mr. Roberts holds a Bachelor's Degree in Mechanical Engineering from Yale University and an MBA from Harvard Business School.

         Frederick M. Strader has been Vice President and General Manager-Armament Systems Division of UDLP since May 1994. Prior to joining UDLP, Mr. Strader was Division Manager of FMC's Agricultural Machinery Division from October 1992 to May 1994, and Manager of FMC's Strategic Planning Group from September 1991 to October 1992. Prior thereto, he held a number of operations, planning and financial positions at the Steel Products Division of FMC. Mr. Strader received his BA Degree from Ripon College and his MBA Degree from the Wharton School at the University of Pennsylvania.

         Dennis A. Wagner, III has been Vice President, Business Development and Marketing of UDLP since its formation in 1994 with responsibility for the development and coordination of world-wide strategies for the design, manufacture, and sale of combat vehicles. Mr. Wagner joined FMC's Defense Systems Group in 1982 and held a number of marketing and management positions, including Division General Manager of FMC's Steel Products Division from 1989 to 1994 and Program Director for the M113 family of vehicles from 1987 to 1989.
Mr. Wagner received a BS in General Engineering from the U.S. Military Academy and an MBA in Finance from the University of Detroit.

         Peter C. Woglom has been Vice President and General Manager-Ground Systems Division of UDLP since 1994. Prior thereto, he held a number of line and executive positions at FMC after joining FMC in 1973, including Vice President and General Manager of FMC's Ground Systems Division from 1993 to 1994, and Vice President and Director, Business Strategies and Initiatives for FMC's Defense Systems Group from 1990 to 1993. Mr. Woglom received BSCE and Master of Engineering Degrees from Cornell University and an MBA from the University of Pittsburgh.

ITEM 11:   Executive Compensation
           ----------------------

         The following table sets forth information with respect to the compensation paid by the Company for services rendered for the year ended December 31, 1998 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                           Summary Compensation Table

                                      Annual Compensation                         Long-Term Compensation
                        ----------------------------------------------   -----------------------------------------
                                                                                    Awards                Payouts
                                                                         -----------------------------   ---------
                                                           Other          Restricted      Securities                 All Other
       Name and                                            Annual           Stock         Underlying       LTIP       Compen-
       Principal                 Salary      Bonus        Compen-           Award(s)        Options       Payouts     sation
       Position         Year     ($)(1)       ($)       sation($) (2)       ($) (3)           (#)           ($)       ($) (4)
---------------------   ----   ---------   ---------   ---------------   -------------   -------------   ---------   ----------

Thomas W. Rabaut        1998    363,197     393,082           0                0            200,000          0           0
  President & CEO       1997    311,238     436,213           0                0               0             0           0
                        1996    297,632     444,103           0                0               0             0           0

Peter C. Woglom         1998    250,525     239,922           0                0            100,000          0           0
  Vice President,       1997    226,578     139,028           0                0               0             0           0
  General Manager       1996    217,618     142,572           0           284,500 (5)          0             0           0
  - Ground Systems

Francis Raborn          1998    216,354     211,083           0                0            100,000          0           0
  Vice President &      1997    163,120     123,237           0                0               0             0           0
  CFO                   1996    146,182     170,791           0                0               0             0           0

Frederick M. Strader    1998    213,456     168,420           0                0            100,000          0           0
  Vice President,       1997    183,708     245,195           0                0               0             0           0
  General Manager       1996    173,513     266,690           0           213,375 (5)          0             0           0
  -  Armament
     Systems

Arthur L. Roberts       1998    192,272     166,927           0            0                 65,000          0           0
  Vice President        1997    167,281     189,278           0            0                   0             0           0
  General Manager       1996    165,222     233,160           0            0                   0             0           0
    International

(1) Includes matching contributions under the Company's 401(k) plan for salaried employees.
(2) Amounts of less than $50,000 or 10% of the Named Executive Officer's compensation are excluded.
(3)  There are no Company Restricted Stock Awards.
(4)  There were no other compensation awards.
(5) These were shares of restricted stock of FMC pursuant to FMC plans prior to the Acquisition.

Directors Compensation
----------------------

         The three outside directors (Messrs. Peay, Kimmitt and Shalikashvili) are paid annual retainers of $25,000 for all services rendered. There are no other fees paid for attendance at meetings, etc. These three directors may elect to receive their annual retainer in cash, options to purchase Company stock, or a combination. The Company does not maintain a medical, dental, or retirement benefits plan for these directors. The remaining directors are employed either by The Carlyle Group or the Company and are not separately compensated for their service as directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Compensation Committee of the Board of Directors is a standing committee charged with the responsibilities, subject to full Board approval, of establishing, periodically re-evaluating and (as appropriate) adjusting, and administering policies concerning compensation of management personnel, including the CEO and all of the Company's other executive officers. The Compensation Committee was established in 1998 and Messrs. Peay and Clare serve on the Committee. Mr. Clare is a member of The Carlyle Group, which is the majority stockholder of the Company.

         By virtue of his position as President and Chief Executive Officer, Mr. Rabaut has been invited to attend all meetings of the Compensation Committee, but he is not a voting member.

Retirement Plan
---------------

         Each Named Executive Officer is covered under the UDLP Salaried Employees' Retirement Plan (the "Pension Plan") and the UDLP Excess Pension Plan (the "Excess Plan") described below. The following table shows the estimated annual pension benefits under such plans for the specified compensation and years of service.

         A portion of the retirement benefits for service prior to 1986, computed under the Pension Plan, is payable from annuity contracts maintained by Aetna Life Insurance Company.

                               Pension Plan Table
                               ------------------


                              Estimated Annual Retirement Benefits
                                 For years of Service Indicated
                 -------------------------------------------------------------
  Final Average
    Earnings          15 Years    20 Years    25 Years    30 Years    35 Years
-----------------    ----------  ----------  ----------  ----------  ---------

       $  150,000     $ 31,415    $ 41,887    $ 52,359    $ 62,831    $ 73,303
          250,000       53,915      71,887      89,859     107,831     125,803
          350,000       76,415     101,887     127,359     152,831     178,303
          450,000       98,915     131,887     164,859     197,831     230,803
          550,000      121,415     161,887     202,359     242,831     283,303
          650,000      143,915     191,887     239,859     287,831     335,803
          900,000      200,165     266,887     333,609     400,331     467,053
        1,150,000      256,415     341,887     427,359     512,831     598,303
        1,300,000      290,165     386,887     483,609     580,331     677,053
        1,450,000      323,915     431,887     539,859     647,831     755,803

         Compensation included in the final average earnings for the pension benefit computation includes base annual salary and annual bonuses, but excludes payments for most other compensation. Unreduced retirement pension benefits are calculated pursuant to the Pension Plan's benefit formula as an individual life annuity payable at age 65. Benefits may also be payable as a joint and survivor annuity or a level income option. Final average earnings in the above table means the average of covered remuneration for the highest 60 consecutive calendar months out of the 120 calendar months immediately preceding retirement. Benefits applicable to a number of years of service or final average earnings different from those in the above table are equal to the sum of (A) 1 percent of allowable Social Security Covered Compensation ($31,128) for a participant retiring at age 65 in 1998 times years of credited service and (B) 1.5 percent of the difference between final average earnings and allowable Social Security Covered Compensation times years of credited service. ERISA limits the annual benefits that may be paid from a tax-qualified retirement plan. Accordingly, as permitted by ERISA, the Company has adopted the excess plan to maintain total benefits upon retirement at the levels shown in the table. Messrs. Rabaut, Woglom, Strader, Raborn and Roberts currently have 21, 25, 18, 21 and 31 years of service under the Pension Plan, respectively.

         The Company also maintains the Supplemental Thrift and Savings Plan designed to provide select employees a benefit equal to the benefit the participant would receive under the 401(k) plan if the Code and such plan did not require the exclusion of compensation above a certain level. All Named Executive Officers are eligible to participate in the Supplemental Thrift and Savings Plan.

Severance Arrangements
----------------------

         In June 1997, the Company entered into executive compensation agreements with fourteen management employees, including each Named Executive Officer. These agreements generally provide that in the event the executive's employment is terminated by the company other than for "cause" or by the executive with "good reason" (each as defined therein) within two years following a "sale of the company" (as defined therein) including the Acquisition, the executive will be entitled to (i) a payment equal to a multiple (ranging from one to three) of the executive's base pay and target bonus; (ii) Company-paid outplacement services; and (iii) the right to continue to participate in the Company's health, life and accidental death and dismemberment and long-term disability benefits plan for one year (or three years in the case of Mr. Rabaut) at the rates in effect for active employees.

         The Company also maintains a severance plan that generally covers most salaried and non-union hourly employees, and provides severance payments in the event of the employee's involuntary termination of employment due to a reduction in force. Severance payments are calculated as a percentage (up to 100% maximum) of base pay.

Stock Option Plan
-----------------

         The Company adopted an option plan for key employees (including the Named Executive Officers) of the Company, pursuant to which options to purchase an aggregate of approximately 8% of the Company's fully-diluted common stock at the Closing Date were granted, subject to vesting requirements based on performance and/or length of service after the options were granted.

         The table below shows information on grants of stock options in 1998. The Company made those grants under the 1998 Stock Option Plan to the officers named in the Summary Compensation Table. The Company does not have a Stock Appreciation Rights Plan.

                             OPTION GRANTS IN 1998


                                                                         Individual Grants
                                                      -----------------------------------------------------
                                                      Number of      % of Total
                                                      Securities      Options
                                                      Underlying     Granted to     Exercise
                                                       Options       Employees      Or Base
                                                       Granted       In Fiscal       Price       Expiration     Grant Date Present
                      Name                                #             Year         ($/Sh)         Date          Value ($) (1)
             ---------------------                    ----------     ----------     --------     ----------     ------------------

Thomas W. Rabaut -                                      200,000          14           10.00     July 24, 2008         902,000
  President & Chief Executive Officer
Peter C. Woglom -                                       100,000           7           10.00     July 24, 2008         451,000
  Vice President/General Manager
  Ground Systems Division
Frederick M. Strader -                                  100,000           7           10.00     July 24, 2008         451,000
  Vice President/General Manager
  Armament Systems Division
Francis Raborn -                                        100,000           7           10.00     July 24, 2008         451,000
  Vice President & Chief Financial
  Officer
Arthur L. Roberts -                                      65,000           4           10.00     July 24, 2008         293,150
  Vice President/General Manager
  International Division

------------------

(1) The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998: dividend yield of 0%; risk-free interest rate of 6%; and expected life of the option term of 10 years.

                      Aggregated Options Exercised in 1998
                      ------------------------------------

         Shown below is information with respect to exercised options to purchase the Company's common stock awarded to the Named Executive Officers and the value and number of unexercised options held at December 31, 1998 by such Named Executive Officers.


                      AGGREGATED OPTIONS EXERCISED IN 1998
                      ------------------------------------
                         AND OPTION VALUES AT 12/31/98
                         -----------------------------

                         Shares             Value                Number of Securities
                      Acquired on           -----               Underlying Unexercised                Value of Unexercised
  Name                  Exercise           Realized                    Options                               Options
  ----              ---------------      ------------      --------------------------------      --------------------------------

                                                             Exercisable    Unexercisable          Exercisable    Unexercisable
                                                             -----------    -------------          -----------    -------------

TW Rabaut                  0                  0                 10,000           190,000                0               0

PC Woglom                  0                  0                 10,000            90,000                0               0

FM Strader                 0                  0                 10,000            90,000                0               0

F Raborn                   0                  0                 10,000            90,000                0               0

AL Roberts                 0                  0                  6,500            58,500                0               0

Item 12:  Principal Stockholders
--------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company by each person known by the Company to be the owner of 5% or more of the common stock of the Company, by each person who is a Director or Named Executive Officer of the Company and by all Directors and Executive Officers of the Company as a group:

                                                                                 Percentage of All
                 Beneficial Owner(1)                    Number of Shares         Outstanding Shares
TCG Holdings, L.L.C. (2)(3)                                 17,300,000                   96%
William E. Conway, Jr. (3) (5)                                 100,000                    *
Allan M. Holt  (3)(5)                                           25,000                    *
Peter J. Clare  (3)(5)                                          20,000                    *
Frank C. Carlucci  (3)(5)                                       20,000                    *
Robert M. Kimmitt  (4)                                           5,000                    *
J. H. Binford Peay, III  (4)                                      0                       *
John M. Shalikashvili  (4)                                        0                       *
Thomas W. Rabaut  (4)                                           10,000                    *
Francis Raborn  (4)                                             75,000                    *
David V. Kolovat  (4)                                           31,428                    *
Arthur L. Roberts  (4)                                          34,000                    *
Frederick M. Strader  (4)                                       20,000                    *
Dennis A. Wagner, III (4)                                        5,000                    *
Peter C. Woglom (4)                                             10,000                    *
All Directors and Executive Officers as a Group (14)           355,428                    2%


-----------------------
(1) Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all Units owned by such beneficial owner.

(2) Iron Horse Investors, L.L.C. is the record owner of 17,300,000 shares of the Company's common stock. Carlyle Partners II, L.P., a Delaware limited partnership, Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle International Partners II, L.P., a Cayman Islands limited partnership, Carlyle International Partners III, L.P., a Cayman Islands limited partnership, and certain additional partnerships formed by Carlyle (collectively, the "Investment Partnerships") and certain investors with respect to which TC Group, L.L.C. or an affiliate exercises investment discretion and management constitute all of the members of Iron Horse. TC Group, L.L.C. is the sole general partner of the Investment Partnerships, and TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C. William E. Conway, Jr., Daniel A. D'Aniello, and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C. may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

(3) The address of such person is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.

(4) The address of such person is c/o United Defense Industries, Inc., 1525 Wilson Boulevard, Suite 700, Arlington, Virginia 22209-2411.

(5) Individual also owns an interest in Iron Horse through Carlyle UDLP Partners, L.P.

*Denotes less than 1% beneficial ownership.

ITEM 13.  Certain Transactions

     Concurrently with the closing of the Acquisition, the Company entered into a management agreement (the "Management Agreement") with TCG Holdings, L.L.C. (or another affiliate of Carlyle) for certain management and financial advisory services and oversight to be provided to the Company and its subsidiaries. The Management Agreement provides for the payment to Carlyle of an annual management fee of $2.0 million. In 1997, Carlyle received a fee of $4.5 million from the Company as payment for arranging the coordination and the financing of the Acquisition. In 1998, Carlyle received an additional fee of $2.0 million for designing and implementing certain management benefit plans such as a program
for management equity ownership and stock options.   In addition, the Company
may retain Carlyle or any third party for the provision of certain corporate administrative services or transactional services on terms and conditions to be agreed upon including fees for assisting the Company with the future acquisitions, dispositions, financing transactions and other similar transactions.

     The Company also employed Wilmer, Cutler & Pickering in 1998 to provide legal and other advice. Robert M. Kimmitt, a director of the Company, is a partner with Wilmer, Cutler & Pickering. Payments to the firm totaled $132,000 in 1998.

ITEM 14.  Exhibits and Financial Data Schedule

(a)  The index of the financial statements has been included with Item 8.
(b)  Reports on Form 8-K filed in the fourth quarter of 1998
          None.
(c)  Index of Exhibits.  See below.
(d)  Financial Statement Schedules.
          None required.


                                 EXHIBIT INDEX


   Exhibit                           Description
   Number                            -----------
   ------

      +2.1 Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementally upon request of the Commission).
     ++2.2 Supplemental Agreement No. 1 to Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp.
     +3.1a Certificate of Incorporation of Iron Horse Acquisition Corp. (n/k/a) United Defense Industries, Inc.
     +3.1b Certificate of Amendment of Certificate of Incorporation Before Payment of Any Part of the Capital of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)
     +3.1c Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.
 ++++3.1d Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.
      +3.2  By-laws of United Defense Industries, Inc.
      +3.3  Certificate of Incorporation of UDLP Holdings Corp.
      +3.4  By-laws of UDLP Holdings Corp.
      +3.5 Amended and Restated Agreement of Limited Partnership of United Defense, L.P.
      +3.6 Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.P.
      +3.7  Certificate of Formation of Iron Horse Investors, L.L.C.
      +3.8 Limited Liability Company Agreement of Iron Horse Investors, L.L.C. +4.1 Indenture dated as of October 6, 1997 among United Defense
            Industries, Inc., United Defense, L.P., UDLP Holdings Corp. and Norwest Bank Minnesota, National Association
      +4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto)
      +4.3 Purchase Agreement dated October 1, 1997 among United Defense Industries, Inc., UDLP Holdings Corp., Iron Horse Investors, L.L.C., United Defense, L.P., Lehman Brothers Inc., BT Alex. Brown Incorporated and Chase Securities Inc.
      +4.4 Registration Rights Agreement dated as of October 6, 1997 among United Defense Industries, Inc., United Defense, L.P., UDLP Holdings Corp., Iron Horse Investors, L.L.C., Lehman Brothers Inc., BT Alex. Brown Incorporated and Chase Securities Inc.
     ++4.5 Credit Agreement dated as of October 6, 1997 among Iron Horse Investors, L.L.C., United Defense Industries, Inc., various lending institutions party thereto, Citicorp USA, Inc. and Lehman Commercial Paper Inc. as Documentation Agents, and Bankers Trust Company as Administrative Agent and as Syndication Agent

   ++++4.7 Form of Stockholders Agreement, by and among Iron Horse Investors, L.L.C., United Defense Industries, Inc. and each other holder of Common Stock.
   ++++4.8 Stockholders Agreement, dated as of July 22, 1998, by and between Iron Horse Investors, L.L.C., United Defense Industries, Inc., the UDLP Non-Qualified Trust and United Defense, L.P.
   ++++4.9  UDLP Amended and Restated Supplemental Retirement and Savings Plan.
            (1)
  ++++4.10  United Defense Stock Option Plan. (1)
  ++++4.11  Form of Option Contract. (1)
  ++++4.12  United Defense Industries, Inc. Equity Purchase Plan. (1)
    ++10.1 Lease Agreement dated as of June 1, 1994 among Calhoun Economic Development Council and United Defense, L.P.
    ++10.2 Facilities contract number DAAC67-93-C-0021 dated April 21, 1993 among FMC Corporation and LetterKenney Army Depot for the use of the government owned facility located at Building 56 and 4 acres of land on LetterKenney Army Depot, Chambersburg, PA 17201.
            Assignment of rights from FMC Corporation to United Defense, L.P. accomplished by modification P00001.
    ++10.3 Sub-Lease Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P.
    ++10.4 Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, L.P., Armament Systems Divisions and the U.S. Government Naval Sea Systems Command for the use of the government owned facility located at 4800 East River Road, Minneapolis, MN 55459.
    ++10.5 Lease Agreement dated January 22, 1996 among Lewis F. Holmes III and United Defense, L.P.
    ++10.6 Lease Agreement dated November 1, 1993 among Brier Hill Steel Company, Inc. and Harsco Corporation, as amended by that certain Lease Novation Agreement among Harsco Corporation, Brier Hill Steel Company, Inc. and United Defense, L.P. and by that certain Lease Modification dated June 17, 1996 among United Defense, L.P. and Brier Hill Steel Company, Inc.
    ++10.7 Lease Agreements dated June 1, 1989 among The Equitable Life Assurance Society of the United States and FMC Corporation (Buildings A and C).
    ++10.8 Lease Agreement dated May 23, 1979 among Devcon Investment Co. and FMC Corporation, as amended by Amendment No. 1 to Lease dated November 25, 1985 among Santa Clara Property Associates, as successor to the original lessor and FMC Corporation, as amended by Amendment to Lease dated February 9, 1987 among Santa Clara Property Associates and FMC Corporation, as amended by Third Amendment to Lease dated September 6, 1996 among California State Teachers' Retirement System, as Successor-In-Interest to the lessor and FMC Corporation.
      10.9  Intentionally Deleted.
   ++10.10 Lease Agreement dated February 16, 1984 among John Arrillaga, Trustee, Richard T. Peery, Trustee and FMC Corporation, as amended by Amendment to Lease dated February 9, 1987 among Santa Clara Property Associates, as successor landlord and FMC Corporation, as amended by the Second Amendment to Lease dated September 6, 1996 among California Teachers' Retirement System as successor landlord and FMC Corporation.
    +10.11 Transition Services Agreement dated as of October 6, 1997 among FMC Corporation, United Defense, L.P. and United Defense Industries, Inc.
    +10.12 Technology and Environmental Services Agreement dated as of October 6, 1997 among FMC Corporation and United Defense Industries, Inc.
    +10.13 Amended and Restated Lease Agreement dated as of October 6, 1997 among FMC Corporation and United Defense, L.P.

    +10.14 Amended and Restated Harsco Intellectual Property Agreement dated as of October 6, 1997 among Harsco Corporation and United Defense, L.P.
    +10.15 Amended and Restated FMC Intellectual Property Agreement dated as of October 6, 1997 among FMC Corporation and United Defense, L.P.
    +10.16 Management Agreement dated October 6, 1997 among United Defense Industries, Inc., United Defense, L.P. and TC Group Management, L.L.C.
  +++10.17 Professional Service Agreement with J.H. Binford Peay, III. (1) +++10.18 Professional Service Agreement with John M. Shalikashvili. (1)
    *10.19 Professional Service Agreement with Robert M. Kimmitt. (1) +++10.20 Executive Compensation Agreement with Thomas W. Rabaut. (1) +++10.21 Executive Compensation Agreement with Arthur L. Roberts. (1) +++10.22 Executive Compensation Agreement with Frederick M. Strader. (1) +++10.23 Executive Compensation Agreement with Peter C. Woglom. (1) +++10.24 Executive Compensation Agreement with David V. Kolovat. (1)
    *10.25  Executive Compensation Agreement with Francis Raborn. (1)
    *10.26  Executive Compensation Agreement with Dennis A. Wagner, III. (1)
     +21.1  Subsidiaries of United Defense Industries, Inc.
     *23.1  Consent of Ernst & Young LLP, Independent Auditors
     *27.1  Financial Data Schedule
     *27.2  Financial Data Schedule

         *  Filed herewith.
       (1)  Management agreement or compensation plan.
         + Incorporated by reference to the exhibits in the Company's Registration Statement on Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 22, 1997.
        ++ Incorporated by reference to the exhibits in the Company's Amendment No. 1 to Form S-4 (333-43619) filed with the Securities and Exchange Commission February 6, 1998.
       +++ Incorporated by reference to exhibits to the Company's Report on Form 10-Q for the quarter ended June 30, 1998.
      ++++ Incorporated by reference to the exhibits in the Company's Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and each Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:  /s/  Francis Raborn
                                   -------------------
                                   Francis Raborn
                                   Chief Financial Officer and
                                   Principal Financial and Accounting Officer
                                   of the Registrant and each Co-Registrant

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and each Co-Registrant in the capacities and on the dates indicated.


           Name                       Title                        Date
           ----                       -----                        ----

/s/  Thomas W. Rabaut          President, Chief Executive      March 19, 1999
---------------------------      Officer and Director of
     Thomas W. Rabaut            United Defense Industries,
                                 Inc. ("UDI") and UDLP
                                 Holdings Corp. (for UDLP
                                 Holdings Corp. itself and as
                                 the corporate general
                                 partner of United
                                 Defense, L.P.)

/s/  Francis Raborn            Director of UDI and UDLP        March 19, 1999
---------------------------      Holdings Corp. (for
     Francis Raborn              UDLP Holdings Corp. itself
                                 and as the corporate
                                 general partner of
                                 United Defense, L.P.)

/s/  William E. Conway, Jr.    Chairman of the Board of        March 19, 1999
---------------------------      UDI
     William E. Conway, Jr.


/s/  Frank C. Carlucci         Director of UDI                 March 19, 1999
---------------------------
     Frank C. Carlucci


/s/  Peter J. Clare            Director of UDI                 March 19, 1999
---------------------------
     Peter J. Clare

/s/  Allan M Holt              Director of UDI                 March 19, 1999
---------------------------      and Chairman
     Allan M. Holt               of Iron Horse
                                 Investors, L.L.C.

/s/  Robert M. Kimmitt         Director of UDI                 March 19, 1999
---------------------------
     Robert M. Kimmitt

/s/  J.H. Binford Peay, III    Director of UDI                 March 19, 1999
---------------------------
     J.H. Binford Peay, III

/s/  John M. Shalikashvili     Director of UDI                 March 19, 1999
---------------------------
     John M. Shalikashvili

/s/  David V. Kolovat          Director of UDLP                March 19, 1999
---------------------------    Holdings Corp. (for UDLP
     David V. Kolovat          Holdings Corp. itself
                               and as the corporate
                               general partner of United
                               Defense, L.P.)

/s/  Robert N. Sankovich       Director of UDLP                March 19, 1999
---------------------------    Holdings Corp. (for UDLP
     Robert N. Sankovich       Holdings Corp. itself
                               and as the corporate general
                               partner of United Defense,
                               L.P.)