Form 10-Q
period 1999-03-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1999-05-12
CIK 1051719, 1052971, 1052972, 1052973

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             --------------------

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999               COMMISSION FILE NUMBER 333-43619

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

                             --------------------

                       1525 Wilson Boulevard, Suite 700
                              Arlington, VA 22209
                                (703) 312-6100

        (Address and telephone number of principal executive offices of each registrant and co-registrant)

       Registrant's telephone number, including area code (703) 312-6100

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]   NO [_]

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 6, 1999:

                                                        NO. OF           PAR
                                                        SHARES          VALUE
                                                        ------          ------
United Defense Industries, Inc........................  18,039,324      $ 0.01
Iron Horse Investors, L.L.C. .........................      -none-
UDLP Holdings Corp. ..................................       1,000      $ 0.01
United Defense, L.P. .................................      -none-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----
Item 1 - Unaudited Consolidated Financial Statements -
           Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
           1998 and March 31, 1999                                         1

         Unaudited Consolidated Statements of Operations for the
           Three Months Ended March 31, 1998 and March 31, 1999            2

         Unaudited Consolidated Statement of Members' Capital
           for the Three Months Ended March 31, 1999                       3

         Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and March 31, 1999    4

         Notes to Unaudited Consolidated Financial Statements              5

         Unaudited Consolidated Financial Statements
           United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
           December 31, 1998 and March 31, 1999                            6

         Unaudited Consolidated Statements of Operations for the
           Three Months Ended March 31, 1998 and 1999                      7

         Unaudited Consolidated Statement of Stockholders' Equity
           for the Three Months Ended March 31, 1999                       8

         Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and 1999              9

         Notes to Unaudited Consolidated Financial Statements            10-11

Item 2 - Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                         12-17

Item 3 - Quantitative and Qualitative Disclosures about
           Market Risk                                                    18

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART II - OTHER INFORMATION                                             PAGE
---------------------------                                             ----

Item 1 - Legal Proceedings                                              19

Item 6 - Exhibits and Reports on Form 8-K                              19-20

SIGNATURE
---------

           Iron Horse Investors, L.L.C.
      Unaudited Consolidated Balance Sheets

                  (In thousands)

Assets                                            December 31, 1998      March 31, 1999
                                                  --------------------------------------
Current assets:
     Cash and marketable securities                       $85,520            $39,015
     Trade receivables                                     64,395             66,098
     Inventories                                          254,343            265,927
     Other current assets                                   4,255              4,523
                                                  --------------------------------------
  Total current assets                                    408,513            375,563

Property, plant and equipment, net                        122,721            109,790

Intangible assets, net                                    330,024            316,202
Prepaid pension cost                                      123,912            125,599
Prepaid postretirement benefit cost                             -                376
Other assets                                                5,910              6,207
                                                  --------------------------------------
Total assets                                             $991,080           $933,737
                                                   ==================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                    $16,643            $16,643
     Accounts payable, trade and other                     88,497             49,896
     Advanced payments                                    258,395            275,251
     Accrued and other liabilities                         75,832             94,292
                                                  --------------------------------------
     Total current liabilities                            439,367            436,082

Long-term liabilities net of current portion:
    Accrued pension cost                                   12,807             13,930
    Accrued postretirement benefit cost                     1,803                957
    Long-term debt                                        490,343            433,343
    Other liabilities                                      22,630             31,122
                                                  --------------------------------------
Total liabilities                                         966,950            915,434

Minority interest                                           3,851              3,612
Commitments and contingencies

Members' capital                                           20,279             14,691
                                                  -----------------------------------

Total liabilities and members' capital                   $991,080           $933,737
                                                   ==================================


     Iron Horse Investors, L.L.C.
Unaudited Consolidated Statements of Operations

            (In thousands)

                                         Three months       Three months
                                             ended              ended
                                           31-Mar-98          31-Mar-99
                                       ----------------------------------
Revenue:
     Sales                                   $314,804           $264,530

Costs and expenses:
     Cost of sales                            280,335            221,151
     Selling, general and
      administrative expenses                  51,440             36,763
     Research and development                   2,704              1,723
                                       ----------------------------------
          Total expenses                      334,479            259,637

     Earnings related to investments
        in foreign affiliates                  15,349                317
                                       ----------------------------------
(Loss)/income from operations                  (4,326)             5,210

Other income (expense):
     Interest income                              285                364
     Interest expense                         (15,416)           (10,776)
                                       ----------------------------------
Loss before income taxes and minority         (19,457)            (5,202)
Provision for income taxes                      1,000                625
                                       ----------------------------------
Loss before minority interest                 (20,457)            (5,827)
Minority interest                                   -                239
                                       ----------------------------------
Net loss                                     ($20,457)           ($5,588)
                                       ==================================


                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital
                                (In thousands)


                                                             Amount
                                                        ---------------
Balance, December 31, 1998                                      $20,279
Net loss for the three months ended March 31, 1999               (5,588)
                                                        ---------------
Balance, March 31, 1999                                         $14,691
                                                        ===============


                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                         Three months       Three months
                                                             ended              ended
                                                        March 31, 1998      March 31, 1999
                                                      --------------------------------------
Operating activities
Net loss                                                     ($20,457)           ($5,588)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                                18,813             17,164
   Amortization                                                37,888             19,024
   Minority interest                                                -               (239)
   Other                                                          414                475
Changes in assets and liabilities:
   Trade receivables                                           29,613             (1,703)
   Inventories                                                 37,710            (11,584)
   Other assets                                                   972             (2,322)
   Prepaid pension cost                                           114             (1,687)
   Prepaid postretirement benefit cost                            -                 (376)
   Accounts payable, trade and other                          (36,950)           (38,601)
   Advanced payments                                          (51,796)            16,856
   Accrued and other liabilities                               20,319             26,953
   Accrued pension cost                                        (1,228)             1,123
   Accrued post retirement benefits                              (485)              (846)
                                                   --------------------------------------
Cash provided by operating activities                          34,927              18,649
                                                   --------------------------------------

Investing activities
   Capital spending                                            (3,341)            (8,468)
   Disposal of property, plant and equipment                    1,959                314
                                                   --------------------------------------
Cash used in investing activities                              (1,382)            (8,154)
                                                   --------------------------------------
Financing activities
   Payments on long-term debt                                 (40,964)           (57,000)
                                                   --------------------------------------
  Cash used in financing activities                           (40,964)           (57,000)
                                                   --------------------------------------

Decrease in cash and marketable securities                     (7,419)           (46,505)
Cash and marketable securities, beginning of period            35,623             85,520
                                                   --------------------------------------
Cash and marketable securities, end of period                 $28,204            $39,015
                                                    =====================================


                        United Defense Industries, Inc

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 1999


1.  Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the dislosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Commitments and Contingencies

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to United Defense, L.P. ("UDLP") in connection with the Paladin howitzer prime contract, filed suit against UDLP and its former owners. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by another subcontractor. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

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

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)

Assets                                         December 31, 1998       March 31, 1999
                                               --------------------------------------
Current assets:
     Cash and marketable securities                       $85,520            $39,015
     Trade receivables                                     64,395             66,098
     Inventories                                          254,343            265,927
     Other current assets                                   4,255              4,523
                                               --------------------------------------
  Total current assets                                    408,513            375,563

Property, plant and equipment, net                        122,721            109,790

Intangible assets, net                                    330,024            316,202
Prepaid pension cost                                      123,912            125,599
Prepaid postretirement benefit cost                             -                376
Other assets                                                4,571              4,868
                                               --------------------------------------
Total assets                                             $989,741           $932,398
                                               ======================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                    $16,643            $16,643
     Accounts payable, trade and other                     88,497             49,896
     Advanced payments                                    258,395            275,251
     Accrued and other liabilities                         75,832             94,292
                                               --------------------------------------
     Total current liabilities                            439,367            436,082

Long-term liabilities net of current portion:
    Accrued pension cost                                   12,807             13,930
    Accrued postretirement benefit cost                     1,803                957
    Long-term debt                                        490,343            433,343
    Other liabilities                                      22,630             31,122
                                               --------------------------------------
Total liabilities                                         966,950            915,434

Commitments and contingencies

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 authorized;
     18,039,624 issued and outstanding
     at December 31, 1998 and March 31, 1999                  180                180
     Additional paid-in-capital                           180,216            180,216
     Stockholders' loans                                   (1,339)            (1,339)
     Retained deficit                                    (156,266)          (162,093)
                                               --------------------------------------
     Total stockholders' equity                            22,791             16,964
                                               --------------------------------------
Total liabilities and stockholders' equity               $989,741           $932,398
                                               ======================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                          Three months       Three months
                                              ended              ended
                                            31-Mar-98          31-Mar-99
                                       --------------------------------------
Revenue:
     Sales                                       $314,804           $264,530

Costs and expenses:
     Cost of sales                                280,335            221,151
     Selling, general and
      administrative expenses                      51,440             36,763
     Research and development                       2,704              1,723
                                       --------------------------------------
          Total expenses                          334,479            259,637

     Earnings related to investments
        in foreign affiliates                      15,349                317
                                       --------------------------------------
(Loss)/income from operations                      (4,326)             5,210

Other income (expense):
     Interest income                                  285                364
     Interest expense                             (15,416)           (10,776)
                                       --------------------------------------
Loss before taxes                                 (19,457)            (5,202)
Provision for income taxes                          1,000                625
                                       --------------------------------------
Net loss                                         ($20,457)           ($5,827)
                                       ======================================

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity
                                (In thousands)

                                             Additional
                                   Common     Paid-In       Retained   Stockholders'
                                   Stock      Capital       Deficit        Loans       Total
                                 ---------------------------------------------------------------
Balance, December 31, 1998            $180      $180,216     ($156,266)     ($1,339)    $22,791

Net loss for the three
   months ended March 31, 1999                                  (5,827)                  (5,827)
                                 ---------------------------------------------------------------
Balance, March 31, 1999               $180      $180,216     ($162,093)     ($1,339)    $16,964
                                 ===============================================================


                        United Defense Industries, Inc.
                Unaudited Consolidated Statement of Cash Flows

                                (In thousands)

                                                      Three months       Three months
                                                          ended              ended
                                                      March 31, 1998    March 31, 1999
                                                   --------------------------------------
Operating activities
Net loss                                                     ($20,457)           ($5,827)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                                18,813             17,164
   Amortization                                                37,888             19,024
   Other                                                          414                475
Changes in assets and liabilities:
   Trade receivables                                           29,613             (1,703)
   Inventories                                                 37,710            (11,584)
   Other assets                                                   972             (2,322)
   Prepaid pension cost                                           114             (1,687)
   Prepaid postretirement benefit cost                            -                 (376)
   Accounts payable, trade and other                          (36,950)           (38,601)
   Advanced payments                                          (51,796)            16,856
   Accrued and other liabilities                               20,319             26,953
   Accrued pension cost                                        (1,228)             1,123
   Accrued post retirement benefits                              (485)              (846)
                                                   --------------------------------------
Cash provided by operating activities                          34,927             18,649
                                                   --------------------------------------

Investing activities
   Capital spending                                            (3,341)            (8,468)
   Disposal of property, plant and equipment                    1,959                314
                                                   --------------------------------------
Cash used in investing activities                              (1,382)            (8,154)
                                                   --------------------------------------
Financing activities
   Payments on long-term debt                                 (40,964)           (57,000)
                                                   --------------------------------------
  Cash used in financing activities                           (40,964)           (57,000)
                                                   --------------------------------------

Decrease in cash and marketable securities                     (7,419)           (46,505)
Cash and marketable securities, beginning of period            35,623             85,520
                                                   --------------------------------------
Cash and marketable securities, end of period                 $28,204            $39,015
                                                   ======================================

                        United Defense Industries, Inc

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 1999


1.  Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the dislosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Commitments and Contingencies

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to United Defense, L.P. ("UDLP") in connection with the Paladin howitzer prime contract, filed suit against UDLP and its former owners. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant, and was thereafter replaced by subcontract work performed by another subcontractor. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The

                        United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 1999
                                  (continued)


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

                                 March 31, 1999
                                ---------------



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

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Overview

          The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.6 billion as of March 31, 1999, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first three months of 1999 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

          For a more detailed description of the Company's business and principal operating programs, see the Form 10-K for the year ended December 31, 1998.

          There have been no material changes to the Company's major programs from those described in the Company's Form 10-K other than additional funding as new contracts are negotiated and awarded.

Results of Operations

          Three Months Ended March 31, 1999 ("Three Months 1999") Compared with Three Months Ended March 31, 1998 ("Three Months 1998").

          Revenue. Revenue in the Three Months 1999 was $264.5 million, a reduction of $50.3 million, or 16.0%, from the Three Months 1998. The decrease in revenue was due to the completion of self propelled howitzer shipments to Taiwan and to Egypt, a decline in Bradley and M109A6 Paladin sales, and lower upgrade and overhaul activity of naval ordnance. These declines were partially offset by higher billings for the Crusader program and shipments of self propelled howitzers to Greece.

          Gross Profit. Gross profit for the first quarter 1999 of $43.4 million rose by $8.9 million, or 25.8% from the Three Months 1998. The gross profit percentage is higher by 5.4 percentage points from 11% for the Three Months 1998 to 16.4% for the Three

Months 1999. The primary reason for the increase in gross profit is due to the lower depreciation and amortization for assets established in connection with the allocation of the purchase price in the Acquisition. This increase is partially offset by the decreased gross profit resulting from the lower revenue discussed above.

          Selling, general and administrative expenses. Selling, general and administrative expenses dropped $14.6 million, or 28.4%, to $36.8 million for the Three Months 1999 from $51.4 million for the Three Months 1998. The favorable variance is attributable to the lower amortization of goodwill and other intangible assets established in conjunction with the Acquisition. This favorable cost activity was slightly offset by higher marketing fees.

          Research and development. Research and development costs were $1.7 million for the Three Months 1999 which was $1.0 million, or 37%, lower than the Three Months 1998. The decline is due to a large reimbursement of R&D costs to the Company for the development of an advanced gun system for the new DD21 class ship that was received in the Three Months 1999.

          Earnings from foreign affiliates. Earnings from foreign affiliates were $0.3 million in the Three Months 1999, a decline of $15.1 million from the Three Months 1998. The decline was due to establishing a reserve for a potential offset penalty obligation for an amount equivalent to the dividend received from FNSS-Turkey in 1999 thereby negating the benefit of the dividend. In addition, there was a decrease of $0.8 million in earnings for the Three Months 1999 from the Company's Saudi Arabian joint venture as a result of lower funding from the Saudi government and decreased activity on its contracts.

          Interest expense. Net interest expense for the Three Months 1999 was $10.8 million compared with $15.4 million for the Three Months 1998. The decline in interest expense is the result of lower debt levels and lower interest rates on the senior bank debt.

          Net loss. As a result of the foregoing, there was a net loss of $5.8 million in the Three Months 1999 compared with a net loss of $20.5 million in the Three Months 1998.

Liquidity

          During the Three Months 1999, cash provided by operating activities was $18.6 million compared with $34.9 million for the Three Months 1998. Although the net loss for the Three Months 1999 was $14.6 million lower than for the same period in 1998, it was due to a decrease in non-cash costs related to depreciation and amortization of the increased value assigned to assets and goodwill established in connection with the Acquisition. The decline in operating cash flow for the Three Months 1999 versus the Three Months 1998 can be attributed to an increase in receivables in the Three Months 1999 compared with the Three Months 1998 due to an unusually high receivable balance at the beginning of 1998, which was partially offset by a decrease in inventory net of advanced payments in the Three Months 1999 versus the Three Months 1998. The cash flow in the Three Months 1999 from the decrease in inventory net of advance payments is due to the conversion of most DoD contracts to a performance based payment approach whereby the payments received from DoD are more closely in line with the costs incurred, and the fact that a greater amount of advances from foreign customers were liquidated due to higher sales volume in the Three Months 1998.

          Cash used in investing activities was $8.2 million for the Three Months 1999 versus $1.4 million for the Three Months 1998. The higher figure for 1999 is primarily due to the capital spending for software to install new integrated business systems.

          Cash used for financing activities was applied to pay down debt in the Three Months 1999, $57.0 million was used in the Three Months 1999 compared with $41.0 in the Three Months 1998

Impact of the Year 2000 ("Y2K")

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

   The Company is tracking its state of readiness in terms of completion status against the five-phase approach to remediation of Y2K problems. As of the first quarter 1999, the overall completion status is 99% in Awareness, 97% in Assessment, 83% in Renovation, 66% in Validation and 59% in Implementation.

   In order to obviate Y2K problems, the Company expects to spend $30.1 million repairing or replacing existing business and information technology computing systems and assets with embedded systems. Through March 1999, $24.4million, or 81% of the estimated total spending requirement, has been spent.

   The largest projects underway to resolve Y2K problems are the integrated business systems projects being executed at the Company's two largest divisions, Armament Systems Division and Ground Systems Division. These projects are projected to be completed in mid-1999. Armament Systems Division is installing a new manufacturing system that is part of an Enterprise Resource Planning software package, but plans to retain the existing financial systems which are essentially already Y2K compliant. Ground Systems Division has decided to remediate its legacy manufacturing and financial systems to comply with Y2K issues and defer installing a new Enterprise Resource Planning package.

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

   The Company continues to monitor the Y2K compliance status of DoD payment offices. While these offices have indicated that they are working to resolve their Y2K problems, the Company regards their ability to achieve this objective as uncertain. Because the Company's understanding of the ways in which the DoD could experience Y2K difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential DoD derived Y2K impact on the Company. However, the Company is concerned that Y2K problems affecting DoD financial administration functions could interrupt or delay the orderly flow of payments to the Company under its DoD contracts. Because of the Company's debt service obligations, any such interruption or delay could adversely impact the Company's financial condition, and a payment interruption of extraordinary magnitude and duration could result in the Company going into default under its debt instruments.

   As to other Y2K risks, to the extent that the Company's results depend upon foreign sales, such results could also be adversely impacted by Y2K problems which might beset the foreign customers of the Company or its foreign affiliates. Many foreign governments appear to seriously lag the DoD in terms of assessing and addressing Y2K problems. As a result, the Company does not expect to develop an adequate understanding of potential foreign government Y2K problems. The Company's foreign affiliates have assessed their internal Y2K situation and have determined some limited exposure due to non-compliant internal systems. The foreign affiliates have indicated that they expect to resolve non-compliance problems in time to avoid any disruptions to operations.

   Management believes it is expending appropriate efforts in addressing the Y2K issue so as not to incur disruptions to its business operations. However, there is still uncertainty about the broader scope of the Y2K issue as it may affect the Company and third parties that are critical to the Company's operations.
For example, lack of readiness by electrical and water utilities, financial insitutions, government agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations in the area or areas so affected. In the event that the Company is unable to complete its remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on the Company's business, results of operations or financial condition.

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 -----------------------------------------------

                                  MARKET RISK
                                  -----------

                                 March 31, 1999
                                 --------------


   In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. For additional information, see Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As of March 31, 1999, the Company has debt totaling $450 million of which $250 million was subject to variable interest rates.

   The Company entered into a series of forward foreign exchange contracts with its bank in December 31, 1997 to hedge against the impact of currency fluctuations between the U.S. dollar and the Belgian franc. These contracts provided that the Company would purchase Belgian francs from the bank for a specified amount of U.S. dollars. The total value of the Belgian francs purchased amounted to BF134 million. The maturity dates for such contracts span the period from January 1998 through April 1999. As of March 31, 1999, a total of BF 0.5 million in forward contracts remained outstanding.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                                 March 31, 1999
                                 --------------




ITEM 1.  Legal Proceedings

For a description of the Company's pending litigation with Alliant Techsystems, Inc., please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

For a description of the Company's two so-called qui tam cases under the U.S. civil False Claims Act, U.S. ex rel. Shuckla v. United Defense L.P., et al. and
                        ---------------------------------------------------
U.S. ex rel. Seman v. United Defense, et al., please refer to the Company's
--------------------- ---------------------
Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     Exhibit 2.1 -- Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementary upon the request of the Commission).*

     Exhibit 2.2 -- Supplemental Agreement No. 1 to Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp.**

     Exhibit 3.1a -- Certificate of Incorporation of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)*

     Exhibit 3.1b -- Certificate of Amendment of Certificate of Incorporation Before Payment as Any Part of the Capital of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)*

     Exhibit 3.1c -- Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.*

     Exhibit 3.1.d Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.***

     Exhibit 3.2 -- By-laws of United Defense Industries, Inc.*

     Exhibit 3.3  Certificate of Incorporation of UDLP Holdings Corp.*

     Exhibit 3.4 -- By-laws of UDLP Holdings Corp.*

     Exhibit 3.5 -- Amended and Restated Agreement of Limited Partnership of United Defense, L.P.*

     Exhibit 3.6 -- Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.P*

     Exhibit 3.7 -- Certificate of Formation of Iron Horse Investors, L.L.C.*

     Exhibit 3.8 -- Limited Liability Company Agreement of Iron Horse
     Investors,   L.L.C.*

     * Incorporated by reference to the exhibits in the Company's Registration Statement on Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 31, 1997.

     ** Incorporated by reference to the exhibits in the Company's Amendment No. 1 to Form S-4 (333-43619) filed with the Securities and Exchange Commission on February 6, 1998.

     *** Incorporated by reference to the exhibits in the Company's Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.

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



Dated:   May 7, 1999