Form 10-Q
period 1999-06-30
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1999-08-13
CIK 1051719, 1052971, 1052972, 1052973

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NUMBER 333-43619

                        UNITED DEFENSE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               52-2059782
(State or other jurisdiction of                             (I.R.S. employer
 incorporation ororganization)                            Identification number)

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 6, 1999:

                                                             No. of        Par
                                                             Shares        Value
                                                             ------        -----

United Defense Industries, Inc. ...........................  18,042,524    $0.01
Iron Horse Investors, L.L.C. ..............................  -none-
UDLP Holdings Corp. .......................................       1,000    $0.01
United Defense, L.P. ......................................  -none-

================================================================================

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1 - Unaudited Consolidated Financial Statements
           Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
           1998 and June 30, 1999                                          1

         Unaudited Consolidated Statements of Operations for the
           Three Months Ended and for the Six
           Months Ended June 30, 1998 and 1999                             2

         Unaudited Consolidated Statement of Members' Capital
           for the Six Months Ended June 30, 1999                          3

         Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998 and 1999                 4

         Notes to Unaudited Consolidated Financial Statements              5

         Unaudited Consolidated Financial Statements -
           United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
           December 31, 1998 and June 30, 1999                             6

         Unaudited Consolidated Statements of Operations for the
           Three Months Ended and for the Six
           Months Ended June 30, 1998 and 1999                             7

         Unaudited Consolidated Statement of Stockholders' Equity
           for the Six Months Ended June 30, 1999                          8

         Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998 and 1999                 9

         Notes to Unaudited Consolidated Financial Statements              10

Item 2 - Management's Discussion and Analysis of the Results
         of Operations and Financial Condition                             11-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 18
Item 6 - Exhibits and Reports on Form 8-K                                  18-19

SIGNATURE

                          Iron Horse Investors, L.L.C.
                      Unaudited Consolidated Balance Sheets

                                 (In thousands)

Assets                                        December 31, 1998   June 30, 1999
                                              -------------------------------------
Current assets:
     Cash and marketable securities                     $85,520            $15,608
     Trade receivables                                   64,395             81,140
     Inventories                                        254,343            256,913
     Other current assets                                 4,255              4,506

                                              -------------------------------------
  Total current assets                                  408,513            358,167

Property, plant and equipment, net                      122,721             99,628

Intangible assets, net                                  330,024            295,335
Prepaid pension cost                                    123,912            127,626
Prepaid postretirement benefit cost                           -              1,161
Other assets                                              5,910              3,675

                                              -------------------------------------
Total assets                                           $991,080           $885,592
                                              =====================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                  $16,643            $23,086
     Accounts payable, trade and other                   88,497             54,943
     Advanced payments                                  258,395            271,417
     Accrued and other liabilities                       75,832             88,214

                                              -------------------------------------
     Total current liabilities                          439,367            437,660

Long-term liabilities net of current portion:
    Accrued pension cost                                 12,807             15,883
    Accrued postretirement benefit cost                   1,803              1,481
    Long-term debt                                      490,343            376,800
    Other liabilities                                    22,630             33,717

                                              -------------------------------------
Total liabilities                                       966,950            865,541

Minority interest                                         3,851              3,712
Commitments and contingencies

Members' capital                                         20,279             16,339
                                              -------------------------------------

Total liabilities and members' capital                 $991,080           $885,592
                                              =====================================

                          Iron Horse Investors, L.L.C.
                 Unaudited Consolidated Statements of Operations

                                 (In thousands)

                                        Three months    Three months     Six months      Six months
                                            ended          ended           ended           ended
                                        June 30, 1998  June 30, 1999   June 30, 1998   June 30, 1999
                                       ------------------------------- -------------------------------

Revenue:
     Sales                                    $316,866       $331,630        $631,670        $596,160

Costs and expenses:
     Cost of sales                             260,792        273,505         541,127         494,656
     Selling, general and
      administrative expenses                   35,369         46,869          86,809          83,632
     Research and development                    3,924           (677)          6,628           1,046
                                       ------------------------------- --------------- ---------------
          Total expenses                       300,085        319,697         634,564         579,334

     Earnings related to investments
        in foreign affiliates                   (9,899)           323           5,450             640
                                       ------------------------------- --------------- ---------------
Income from operations                           6,882         12,256           2,556          17,466

Other income (expense):
     Interest income                               227            358             512             722
     Interest expense                          (10,920)       (10,270)        (26,336)        (21,046)
     Miscellaneous, net                             68              -              68
                                       ------------------------------- --------------- ---------------
Income (loss) before income taxes
and minority interest                           (3,743)         2,344         (23,200)         (2,858)
Provision for income taxes                         701            625           1,701           1,250
                                       ------------------------------- -------------------------------
Income (loss) before minority interest          (4,444)         1,719         (24,901)         (4,108)
Minority interest                                    -            (71)              -             168
                                       ------------------------------- -------------------------------
Net income (loss)                              ($4,444)        $1,648        ($24,901)        ($3,940)
                                       =============================== ===============================

                  Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statement
                      of Members' Capital
                         (In thousands)


                                                       Amount
                                                  ---------------

Balance, December 31, 1998                               $20,279
Net loss for the six months ended June 30, 1999           (3,940)
                                                  ---------------
Balance, June 30, 1999                                   $16,339
                                                  ===============

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                        Six months         Six months
                                                           ended             ended
                                                       June 30, 1998     June 30, 1999
                                                     -----------------------------------

Operating activities
Net loss                                                    ($24,901)           ($3,940)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                               34,634             33,668
   Amortization                                               49,388             42,217
   Minority interest                                               -               (168)
   Other                                                       1,663              2,892
Changes in assets and liabilities:
   Trade receivables                                          (6,742)           (16,745)
   Inventories                                                64,604             (2,570)
   Other assets                                                1,047               (451)
   Prepaid pension cost                                        2,814             (3,714)
   Prepaid postretirement benefit cost                             -             (1,161)
   Accounts payable, trade and other                         (33,907)           (33,554)
   Advanced payments                                         (67,219)            13,022
   Accrued and other liabilities                              19,194             23,470
   Accrued pension cost                                       (6,161)             3,076
   Accrued post retirement benefits                              521               (322)
                                                   -------------------------------------
Cash provided by operating activities                         34,935             55,720
                                                   -------------------------------------

Investing activities
   Capital spending                                          (11,308)           (19,398)
   Disposal of property, plant and equipment                   3,015                837
                                                   -------------------------------------
Cash used in investing activities                             (8,293)           (18,561)
                                                   -------------------------------------

Financing activities
   Payments on long-term debt                                (40,964)          (107,100)
   Proceeds from sale of common stock by subsidiary            5,408                 29
                                                   -------------------------------------
Cash used in financing activities                            (35,556)          (107,071)
                                                   -------------------------------------

Decrease in cash and marketable securities                    (8,914)           (69,912)
Cash and marketable securities, beginning of period           35,623             85,520
                                                   -------------------------------------
Cash and marketable securities, end of period                $26,709            $15,608
                                                   =====================================

                          Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1999


1.    Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the dislosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Commitments and Contingencies

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to United Defense, L.P. ("UDLP") in connection with the Paladin howitzer prime contract, filed suit in February 1998 against UDLP and its former owners. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in either case. On motion by the Company, one case, U.S. EX REL.SHUKLA
V. UNITED DEFENSE, ET AL., has been dismissed, but the opposing party may appeal such dismissal. In the other case, U.S. EX REL. SEMAN AND SHUKLA V. UNITED DEFENSE, ET AL, the Company has filed an answer denying the material allegations. Management does not believe the suits will have a material adverse impact on the Company.

                          United Defense Industries, Inc.
                       Unaudited Consolidated Balance Sheets

                                  (In thousands)

Assets                                        December 31, 1998    June 30, 1999
                                              --------------------------------------
Current assets:
     Cash and marketable securities                      $85,520            $15,608
     Trade receivables                                    64,395             81,140
     Inventories                                         254,343            256,913
     Other current assets                                  4,255              4,506

                                              --------------------------------------
  Total current assets                                   408,513            358,167

Property, plant and equipment, net                       122,721             99,628

Intangible assets, net                                   330,024            295,335
Prepaid pension cost                                     123,912            127,626
Prepaid postretirement benefit cost                            -              1,161
Other assets                                               4,571              2,336
                                              --------------------------------------
Total assets                                            $989,741           $884,253
                                              ======================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                   $16,643            $23,086
     Accounts payable, trade and other                    88,497             54,943
     Advanced payments                                   258,395            271,417
     Accrued and other liabilities                        75,832             88,214
                                              --------------------------------------
     Total current liabilities                           439,367            437,660

Long-term liabilities net of current portion:
    Accrued pension cost                                  12,807             15,883
    Accrued postretirement benefit cost                    1,803              1,481
    Long-term debt                                       490,343            376,800
    Other liabilities                                     22,630             33,717
                                              --------------------------------------
Total liabilities                                        966,950            865,541

Commitments and contingencies

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 authorized;
     18,039,624 and 18,042,524 issued and outstanding
     at December 31, 1998 and June 30, 1999                  180                180
     Additional paid-in-capital                          180,216            180,245
     Stockholders' loans                                  (1,339)            (1,339)
     Retained deficit                                   (156,266)          (160,374)
                                              --------------------------------------
     Total stockholders' equity                           22,791             18,712
                                              --------------------------------------
Total liabilities and stockholders' equity              $989,741           $884,253
                                              ======================================

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Operations

                                 (In thousands)

                               Three months    Three months     Six months      Six months
                                   ended          ended            ended          ended
                               June 30, 1998  June 30, 1999    June 30, 1998  June 30, 1999
                              ------------------------------- -------------------------------

Revenue:
     Sales                           $316,866       $331,630         $631,670       $596,160

Costs and expenses:
     Cost of sales                    260,792        273,505          541,127        494,656
     Selling, general and
      administrative expenses          35,369         46,869           86,809         83,632
     Research and development           3,924           (677)           6,628          1,046
                              ------------------------------- -------------------------------
          Total expenses              300,085        319,697          634,564        579,334

     Earnings related to investments
        in foreign affiliates          (9,899)           323            5,450            640
                              ------------------------------- -------------------------------
Income from operations                  6,882         12,256            2,556         17,466

Other income (expense):
     Interest income                      227            358              512            722
     Interest expense                 (10,920)       (10,270)         (26,336)       (21,046)
                              ------------------------------- -------------------------------
Income (loss) before taxes             (3,811)         2,344          (23,268)        (2,858)
Provision for income taxes                701            625            1,701          1,250
                              ------------------------------- -------------------------------
Net income (loss)                     ($4,512)        $1,719         ($24,969)       ($4,108)
                              =============================== ===============================

                         United Defense Industries, Inc.
                        Unaudited Consolidated Statement
                             of Stockholders' Equity

                                 (In thousands)

                                                Additional
                                     Common      Paid-In     Retained     Stockholders'
                                      Stock      Capital     Deficit          Loans          Total
                                    ----------------------------------------------------------------

Balance, December 31, 1998               $180    $180,216    ($156,266)        ($1,339)     $22,791

Sale of Common Stock                                   29                                        29

Net loss for the six months ended
          June 30, 1999                                         (4,108)                      (4,108)
                                    ----------------------------------------------------------------
Balance, June 30, 1999                   $180    $180,245    ($160,374)        ($1,339)     $18,712
                                    ================================================================

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statement of Cash Flows

                                 (In thousands)

                                                          Six months         Six months
                                                             ended              ended
                                                         June 30, 1998      June 30, 1999
                                                       -------------------------------------

Operating activities
Net loss                                                        ($24,969)           ($4,108)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                                   34,634             33,668
   Amortization                                                   49,388             42,217
   Other                                                           1,731              2,892
Changes in assets and liabilities:
   Trade receivables                                              (6,742)           (16,745)
   Inventories                                                    64,604             (2,570)
   Other assets                                                    1,047               (451)
   Prepaid pension cost                                            2,814             (3,714)
   Prepaid postretirement benefit cost                                 -             (1,161)
   Accounts payable, trade and other                             (33,907)           (33,554)
   Advanced payments                                             (67,219)            13,022
   Accrued and other liabilities                                  19,194             23,470
   Accrued pension cost                                           (6,161)             3,076
   Accrued post retirement benefits                                  521               (322)
                                                       -------------------------------------
Cash provided by operating activities                             34,935             55,720
                                                       -------------------------------------

Investing activities
   Capital spending                                              (11,308)           (19,398)
   Disposal of property, plant and equipment                       3,015                837
                                                       -------------------------------------
Cash used in investing activities                                 (8,293)           (18,561)
                                                       -------------------------------------
Financing activities
   Payments on long-term debt                                    (40,964)          (107,100)
   Proceeds from sale of common stock                              5,408                 29
                                                       -------------------------------------
Cash used in financing activities                                (35,556)          (107,071)
                                                       -------------------------------------

Decrease in cash and marketable securities                        (8,914)           (69,912)
Cash and marketable securities, beginning of period               35,623             85,520
                                                       -------------------------------------
Cash and marketable securities, end of period                    $26,709            $15,608
                                                       =====================================

                         United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1999


1.    Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the dislosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Commitments and Contingencies

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to United Defense, L.P. ("UDLP") in connection with the Paladin howitzer prime contract, filed suit in February 1998 against UDLP and its former owners. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by Alliant. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

The Company is also a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally collect 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in either case. On motion by the Company, one case, U.S. EX REL. SHUKLA V. UNITED DEFENSE, ET AL., has been dismissed, but the opposing party may appeal such dismissal. In the other case, U.S. EX REL. SEMAN AND SHUKLA V. UNITED DEFENSE, ET AL, the Company has filed an answer denying the material allegations. Management does not believe the suits will have a material adverse impact on the Company.

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                  June 30, 1999


Forward-Looking Statements

      Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," or variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; termination of government contracts due to unilateral government action and the impact of the "Year 2000" issue on the Company and its customers and suppliers.

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

Overview

      The Company is a leading supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.5 billion as of June 30, 1999, a substantial majority of which is derived from sole-source, prime contracts. Approximately 85% of the Company's sales for the first six months of 1999 were to the U.S. government, primarily to agencies of the DoD (excluding foreign military sales), or through subcontracts with other government contractors.

      For a description of the Company's business and principal operating programs, see the Form 10-K for the year ended December 31 1998.

      There have been no material changes to the Company's major programs from those described in the Company's Form 10-K other than additional funding as new contracts are negotiated and awarded.

Results of Operations

      Three Months Ended June 30, 1999 ("Three Months 1999") Compared to Three Months Ended June 30, 1998 ("Three Months 1998").

      Revenue. Revenue in the Three Months 1999 was $331.6 million, higher by $14.7 million, or 4.6%, from the Three Months 1998. The increase was due to a larger shipment in 1999 of vertical launcher systems, new deliveries of M9 armored combat earth movers and rebuilt AAV7 amphibious vehicles, partly offset by declines due to the completion of the self-propelled howitzer shipments to Taiwan and the decline of M109A6 Paladin production.

      Gross Profit. Gross profit for the Three Months 1999 was $58.1 million higher by $2.0 million or 3.6% from the Three Months 1998. The increase in gross profit was primarily due to upward contract adjustments, particularly for the M109A6 Paladin and slightly lower amortization of the Acquisition purchase price, partially offset by lower gross profit realized on vertical launcher systems and canisters sales in 1999.

      Selling, general and administrative expenses. Selling, general and administrative expenses were $46.9 million in the Three Months 1999, an increase of $11.5 million, or 32.5% from the Three Months 1998. The increase was primarily due to the amortization of goodwill and other intangible assets established as part of the Acquisition.

      Research and development. Research and development generated income of $0.7 million for the Three Months 1999 whereas research and development costs were $3.9 million in the Three Months in 1998. The income in 1999 was due to the large reimbursement of R&D costs to the Company for the development of an advanced gun system for the new DD21 class ship that was received in the Three Months 1999, which more than offset costs of $4.9 for the period.

      Earnings from foreign affiliates. Earnings from the Company's foreign affiliates were $0.3 million for the Three Months 1999 compared to a loss of $9.9 million for the Three Months 1998. The reason for the loss in the Three Months 1998 was the establishment of a reserve for a potential offset penalty, which could be asserted by the Turkish government if the Company's Turkish joint venture does not achieve certain export sales.

      Interest expense. Net interest expense was $10.3 million for the Three Months 1999 compared to $10.9 million for the Three Months 1998. The decline in interest was the result of lower debt levels and lower interests rates on senior bank debt.

      Net income/loss. As a result of the foregoing, there was a net income of $1.7 million in the Three Months 1999 compared with a net loss of $4.5 million for the Three Months 1998.

      Six Months Ended June 30, 1999 ("Six Months 1999") Compared to Six Months Ended June 30, 1998 ("Six Months 1998").

      Revenue. Revenue of $596.2 million for the Six Months 1999 was down $35.5 million, or 5.6%, compared with $631.7 million for the Six Months 1998. The decrease in revenue was due to the completion of self-propelled howitzer shipments to Taiwan and Egypt, wind down of the Paladin program, and lower upgrade and overhaul activities for naval equipment. The declines were partially offset by higher billings for the Crusader program and vertical launcher systems and shipments of rebuilt amphibious assault vehicles and armored combat earthmovers to the DoD.

      Gross Profit. Gross profit increased $10.9 million, or 12.0% to $101.5 million for the Six Months 1999 versus the Six Months 1998. The higher gross profit was primarily due to the lower depreciation and amortization for assets established in connection with the allocation of the purchase price in the Acquisition and upward contract adjustments, specifically for the M109A6 Paladins. This increase is partially offset by the decreased gross profit from lower revenue.

      Selling, general and administrative expenses. Selling, general and administrative expenses dropped to $83.6 million in the Six Months 1999, a decrease of $3.2 million from the Six Months 1998. The favorable variance is attributable to the lower amortization of goodwill and other intangible assets established in conjunction with the Acquisition.

      Research and Development. Research and development costs were $1.0 million for the Six Months 1999 which was $5.6 million, or 84.2%, lower than the Six Months in 1998. The drop was due to the large reimbursement of R&D costs to the Company that was received in the Six Months 1999 for the development of an advanced gun system for the new DD21 class ship.

      Earnings from foreign affiliates. Earnings from foreign affiliates were $0.6 million for the Six Months 1999, down $4.8 million, or 88.3%, from the Six Months 1998. The decline was due to the establishment of a reserve for the potential offset penalty for the joint venture in Turkey equivalent to dividends received for the venture in the Six Months 1999 thereby negating the benefit of the dividend.

      Interest expense. Net interest expense for the Six Months 1999 was $21.0 million compared with $26.3 million for the Six Months 1998. The decline in interest expense was the result of lower debt levels and lower interest rates on the senior bank debt.

      Net loss. As a result of the foregoing, there was a net loss of $4.1 million for the Six Months 1999 compared with a net loss of $25.0 million for the Six Months 1998.

Liquidity

      During the Six Months 1999, cash provided by operating activities was $55.7 million compared with $34.9 million for the Six Months 1998. The increase in operating cash flow for the Six Months 1999 can primarily be attributed to
(i) a lower net loss mostly due to lower interest expense and (ii) a favorable impact of the advance payments net of inventory changes, which is the result of converting most contracts to a performance based payment approach from a cost incurred basis.

      Cash used in investing activities was $18.6 million for the Six Months 1999, up from $8.3 million for the Six Months 1998. The higher spending in 1999 is primarily for costs to install software for new integrated business systems.

      Cash used for financing activities was applied to pay down debt in the Six Months 1999; $107.1 million compared with $41.0 million in the Six Months 1998.

Impact of Year 2000 ("Y2K")

      The Company continues to pursue its Y2K compliance program and is committing extensive resources to overcome Y2K issues with the intent of minimizing or eliminating disruption related to this potential computer problem. The Company has determined that all of its operating divisions are affected by this problem. A Company Y2K task force provides guidance, coordination and oversight to all division efforts. The task force has promulgated a standard definition for Y2K compliance, a standard response to customer and supplier inquiries and requests for information, a standard certification letter and form to be sent to suppliers and business partners, guidelines on documentation requirements, and standard Y2K language for new and modified contracts. Each division is executing a Y2K program to identify, assess and remediate Y2K problems. The approach is a five-phase strategy of awareness, assessment, renovation, validation and implementation. Implementation for all mission critical systems is expected to be complete by the third quarter 1999. Contingency and business recovery plans are being developed to address critical systems if unexpected failures occur.

      The Company is tracking its state of readiness in terms of completion status against a five-phase approach to remediation of Y2K problems. As of the second quarter 1999, the Company's estimate of overall completion status is 100% in Awareness, 100% in Assessment, 99% in Renovation, 98% in Validation and 97% in Implementation.

      In order to obviate Y2K problems, the Company expects to spend $30.5 million repairing or replacing existing business and information technology computing systems and assets with embedded systems. Through June 1999, $28.3 million, or 93% of the estimated total spending requirement, has been spent.

      The Company's largest projects to resolve Y2K problems are the integrated business systems projects being executed at the Company's two largest divisions, Armament Systems Division and Ground Systems Division, both of which are now complete. Armament Systems Division installed a new Y2K compliant manufacturing system that is part of a larger software package, but retained the existing financial systems which were essentially already Y2K compliant. Ground Systems Division has remediated its existing manufacturing and financial systems to render them Y2K compliant.

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

      The Company continues to monitor the Y2K compliance status of DoD payment offices. While DoD offices have indicated that they are working to resolve their Y2K problems, the Company regards their ability to achieve this objective as uncertain. Because the Company's understanding of the ways in which the DoD could experience Y2K difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential DoD derived Y2K impact on the Company. However, the Company is concerned that Y2K problems affecting DoD financial administration functions could interrupt or delay the orderly flow of payments to the Company under its DoD contracts. Because of the Company's debt service obligations, any such interruption or delay could adversely impact the Company's financial condition, and a payment interruption of extraordinary magnitude and duration could result in the Company going into default under its debt instruments.

      As to other Y2K risks, to the extent that the Company's results depend upon foreign sales, such results could also be adversely impacted by Y2K problems that might beset the foreign customers of the Company or its foreign affiliates. Many foreign governments appear to seriously lag the DoD in terms of assessing and addressing Y2K problems. As a result, the Company does not expect to develop an adequate understanding of potential foreign government Y2K problems. The Company's foreign affiliates have assessed their internal Y2K situation and have determined some limited exposure due to non-compliant internal systems. The foreign affiliates have indicated that they expect to resolve non-compliance problems in time to avoid any disruptions to operations.

      Management believes it is expending appropriate efforts in addressing the Y2K issue so as not to incur disruptions to its business operations. However, there is still uncertainty about the broader scope of the Y2K issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations in the area or areas so affected. In the event that the Company is unable to complete its remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on the Company's business, results of operations or financial condition.

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                                   MARKET RISK

                                  June 30, 1999


      In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. For additional information, see Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As of June 30, 1999, the Company has debt totaling $400 million of which $200 million was subject to variable interest rates.

                                     PART II


                                OTHER INFORMATION

                                  June 30, 1999


ITEM 1.  Legal Proceedings

For a description of the Company's pending litigation with Alliant Techsystems, Inc., please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

For a description of the Company's two so-called qui tam cases under the U.S. civil False Claims Act, U.S. EX REL. SHUKLA V. UNITED DEFENSE L.P.,ET AL. and U.S. EX REL. SEMAN V. UNITED DEFENSE, ET AL. please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Subsequent to such discription, the court recently dismissed the Shukla case on motion by the Company, but the opposing party may appeal such dismissal.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 2.1 - Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementary upon the request of the Commission).*

         Exhibit 2.2 -  Supplemental  Agreement  No. 1 to  Purchase  Agreement
         dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp.**

         Exhibit  3.1a  -   Certificate   of   Incorporation   of  Iron  Horse
         Acquisition Corp.
         (n/k/a United Defense Industries, Inc.)*

         Exhibit  3.1b  -   Certificate   of  Amendment  of   Certificate   of
         Incorporation Before Payment as Any Part of the Capital of Iron Horse Acquisition Corp.
         (n/k/a United Defense Industries, Inc.)*

         Exhibit 3.1c - Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.*

         Exhibit 3.1d - Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.***
         Exhibit 3.2 - By-laws of United Defense Industries, Inc.*

         Exhibit 3.3 - Certificate of Incorporation of UDLP Holdings Corp*

         Exhibit 3.4 - By-laws of UDLP Holdings Corp.*

         Exhibit 3.5 - Amended and Restated Agreement of Limited Partnership of United Defense, L.P.*

         Exhibit 3.6 - Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.PL.*

         Exhibit  3.7 -  Certificate  of  Formation  of Iron Horse  Investors,
         L.L.C*

         Exhibit 3.8 - Limited Liability Company Agreement of Iron Horse Investors, L.L.C.*

         Exhibit 10.20 - Employment Agreement with Thomas W. Rabaut.

         Exhibit 10.22 - Employment Agreement with Frederick M. Strader.

         Exhibit 10.23 - Employment Agreement with Peter C. Woglom.

         Exhibit 10.24 - Employment Agreement with David V. Kolovat.

         Exhibit 10.25 - Employment Agreement with Francis Raborn.

         Exhibit 10.26 - Employment Agreement with Dennis A. Wagner, III.

         * Incorporated by reference to the exhibits in the Company's Registration Statement of Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 31, 1997.

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




                                          By: /s/Francis Raborn
                                              ---------------------
                                          Francis Raborn
                                          Principal Financial and
                                          Accounting Officer
                                          and Authorized Signatory


Date:  August 13, 1999