Form 10-Q
period 1999-09-30
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 1999-11-12
CIK 1051719, 1052971, 1052972, 1052973

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    -------

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED:  SEPTEMBER 30, 1999             COMMISSION FILE NO. 333-43619



                        UNITED DEFENSE INDUSTRIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


      DELAWARE                                   52-2059782
(STATE OR JURISDICTION OF                      (I.R.S EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


                         GUARANTORS AND CO-REGISTRANTS

IRON HORSE INVESTORS, L.L.C,                      DELAWARE 52-2059783
UDLP HOLDINGS CORP.                               DELAWARE 52-2059780
UNITED DEFENSE, L.P.                              DELAWARE 54-1693796

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



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1999:


                                                       NO. OF         PAR
                                                       SHARES         VALUE
                                                       ------         -----

United Defense Industries, Inc..................... 18,042,524        $0.01
Iron Horse Investors, L.L.C. ......................      -NONE-
UDLP Holdings Corp.................................      1,000        $0.01
United Defense, L.P. ..............................      -NONE-

================================================================================


                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                          PAGE
------------------------------                                                          ----
Item 1 - Unaudited Consolidated Financial Statements -
              Iron Horse Investors, L.L.C.

          Unaudited Consolidated Balance Sheets as of December 31,
              1998 and September 30, 1999                                                1

          Unaudited Consolidated Statements of Operations for the
              Three Months Ended and for the Nine
              Months Ended September 30, 1998 and 1999                                   2

          Unaudited Consolidated Statement of Members' Capital
              for the Nine Months Ended September 30, 1999                               3

          Unaudited Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1998 and 1999                      4

          Notes to Unaudited Consolidated Financial Statements                           5-6

          Unaudited Consolidated Financial Statements -
              United Defense Industries, Inc.

          Unaudited Consolidated Balance Sheets as of
              December 31, 1998 and September 30, 1999                                   7

          Unaudited Consolidated Statements of Operations for the
              Three Months Ended and for the Nine
              Months Ended September 30, 1998 and 1999                                   8

          Unaudited Consolidated Statement of Stockholders' Equity
              for the Nine Months Ended September 30, 1999                               9

          Unaudited Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1998 and 1999                      10

          Notes to Unaudited Consolidated Financial Statements                           11-12

Item 2 - Management's Discussion and Analysis of the Results
              of Operations and Financial Condition                                      13-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      19





PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                               20

Item 4 - Security Holder Actions                                                         20-21

Item 6 - Exhibits and Reports on Form 8-K                                                21-22

SIGNATURE
---------

                          IRON HORSE INVESTORS, L.L.C.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


Assets                                                 DECEMBER 31, 1998      SEPTEMBER 30, 1999
                                                    ---------------------------------------------
Current assets:
     Cash and marketable securities                              $85,520                 $47,423
     Trade receivables                                            64,395                 104,768
     Inventories                                                 254,343                 234,773
     Other current assets                                          4,255                   7,548

                                                    ---------------------------------------------
  Total current assets                                           408,513                 394,512

Property, plant and equipment, net                               122,721                  88,459

Intangible assets, net                                           330,024                 280,516
Prepaid pension cost                                             123,912                 130,424
Prepaid postretirement benefit cost                                    0                   1,166
Other assets                                                       5,910                   4,485

                                                    ---------------------------------------------
Total assets                                                    $991,080                $899,562
                                                    =============================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                           $16,643                 $23,086
     Accounts payable, trade and other                            88,497                  43,634
     Advanced payments                                           258,395                 287,713
     Accrued and other liabilities                                75,832                  93,732

                                                    ---------------------------------------------
     Total current liabilities                                   439,367                 448,165

Long-term liabilities net of current portion:
    Accrued pension cost                                          12,807                  17,835
    Accrued postretirement benefit cost                            1,803                   1,102
    Long-term debt                                               490,343                 371,029
    Other liabilities                                             22,630                  36,995

                                                    ---------------------------------------------
Total liabilities                                                966,950                 875,126

Minority interest                                                  3,851                   3,892
Commitments and contingencies

Members' capital                                                  20,279                  20,544
                                                    ---------------------------------------------

Total liabilities and members' capital                          $991,080                $899,562
                                                    =============================================

                          IRON HORSE INVESTORS, L.L.C.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                             THREE MONTHS             THREE MONTHS           NINE MONTHS            NINE MONTHS
                                                ENDED                    ENDED                  ENDED                  ENDED
                                          SEPTEMBER 30, 1998       SEPTEMBER 30, 1999     SEPTEMBER 30, 1998     SEPTEMBER 30, 1999
                                        -------------------------------------------------------------------------------------------
Revenue:
     Sales                                  $289,643                    $315,626                  $921,313             $911,786

Costs and expenses:
     Cost of sales                           274,406                     260,955                   815,533              755,611
     Selling, general and
      administrative expenses                 43,610                      40,440                   130,419              124,072
     Research and development                  2,986                       2,241                     9,614                3,287
                                        --------------------------------------------------------------------------------------------
          Total expenses                     321,002                     303,636                   955,566              882,970

     Earnings related to investments
        in foreign affiliates                    427                         442                     5,877                1,082
                                        --------------------------------------------------------------------------------------------
Income (loss) from operations                (30,932)                     12,432                   (28,376)              29,898

Other income (expense):
     Interest income                             403                         205                       915                  927
     Interest expense                        (12,153)                     (8,252)                  (38,489)             (29,298)
                                        --------------------------------------------------------------------------------------------
Income (loss) before income taxes
and minority interest                        (42,682)                      4,385                   (65,950)               1,527
Provision for income taxes                     1,500                           0                     3,201                1,250
                                        --------------------------------------------------------------------------------------------
Income (loss) before minority interest       (44,182)                      4,385                   (69,151)                 277
Minority interest                              1,405                        (180)                    1,473                  (12)
                                        --------------------------------------------------------------------------------------------
Net income (loss)                           ($42,777)                     $4,205                  ($67,678)                $265
                                        ============================================================================================

                          IRON HORSE INVESTORS, L.L.C.
                        UNAUDITED CONSOLIDATED STATEMENT
                               OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)


                                                                AMOUNT
                                                           ---------------

Balance, December 31, 1998                                        $20,279
Net income for the nine months ended September 30, 1999               265
                                                           ---------------
Balance, September 30, 1999                                       $20,544
                                                           ===============

                          IRON HORSE INVESTORS, L.L.C.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    NINE MONTHS                  NINE MONTHS
                                                                       ENDED                        ENDED
                                                                SEPTEMBER 30, 1998           SEPTEMBER 30, 1999
                                                              -------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                    ($67,678)                        $265
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation                                                        53,225                       46,774
   Amortization                                                        73,756                       59,983
   Minority interest                                                   (1,473)                          12
   Other                                                                2,652                        2,004
Changes in assets and liabilities:
   Trade receivables                                                   15,363                      (40,373)
   Inventories                                                         66,867                       19,570
   Other assets                                                         1,533                       (4,324)
   Prepaid pension cost                                                26,761                       (6,512)
   Prepaid postretirement benefit cost                                      -                       (1,166)
   Accounts payable, trade and other                                  (40,764)                     (44,863)
   Advanced payments                                                  (62,012)                      29,318
   Accrued and other liabilities                                       34,551                       32,266
   Accrued pension cost                                                (3,731)                       5,028
   Accrued post retirement benefits                                       (36)                        (701)
                                                              -------------------------------------------------------
Cash provided by operating activities                                  99,014                       97,281
                                                              -------------------------------------------------------

INVESTING ACTIVITIES
   Capital spending                                                   (18,311)                     (23,566)
   Disposal of property, plant and equipment                            3,116                        1,030
   Adjustment to purchase price of business                            16,074                            0
                                                              -------------------------------------------------------
Cash provided by (used in) investing activities                           879                      (22,536)
                                                              -------------------------------------------------------
FINANCING ACTIVITIES
   Payments on long-term debt                                         (65,815)                    (112,871)
   Proceeds from sale of common stock by subsidiary                     6,057                           29
                                                              -------------------------------------------------------
Cash used in financing activities                                     (59,758)                    (112,842)
                                                              -------------------------------------------------------

Increase (decrease) in cash and marketable securities                  40,135                      (38,097)
Cash and marketable securities, beginning of period                    35,623                       85,520
                                                              -------------------------------------------------------
Cash and marketable securities, end of period                         $75,758                      $47,423
                                                              =======================================================

                          Iron Horse Investors, L.L.C.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1999


1.       BASIS OF PRESENTATION

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       COMMITMENTS AND CONTINGENCIES

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to United Defense, L.P. ("UDLP") in connection with the Paladin howitzer prime contract, filed suit against UDLP and its former owners in February 1998. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by another subcontractor. The case is currently scheduled for trial in March 2000. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

In 1998 the Company was named as a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally receive 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in either case. The first case, UNITED STATES EX REL. SEMAN AND SHUKLA V. UNITED DEFENSE, L.P., ET AL., case no. 97-1688 in the U.S. District Court for the District of Minnesota, remains pending, and pretrial discovery is underway. The second case, UNITED STATES EX REL. SHUKLA V. UNITED DEFENSE, ET AL., case no. 97-2414 in the U.S. District Court for the District of Minnesota, was dismissed without prejudice by the court on August 2, 1999, and therefore may be refiled under certain circumstances. Management does not believe that such litigation will have a material adverse impact on the Company.

                         United Defense Industries, Inc.
                      Unaudited Consolidated Balance Sheets

                                 (In thousands)

Assets                                                December 31, 1998           September 30, 1999
                                                    -------------------------------------------------
Current assets:
     Cash and marketable securities                             $85,520                      $47,423
     Trade receivables                                           64,395                      104,768
     Inventories                                                254,343                      234,773
     Other current assets                                         4,255                        7,548

                                                    -------------------------------------------------
  Total current assets                                          408,513                      394,512

Property, plant and equipment, net                              122,721                       88,459

Intangible assets, net                                          330,024                      280,516
Prepaid pension cost                                            123,912                      130,424
Prepaid postretirement benefit cost                                   -                        1,166
Other assets                                                      4,571                        3,146

                                                    -------------------------------------------------
Total assets                                                   $989,741                     $898,223
                                                    =================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                          $16,643                      $23,086
     Accounts payable, trade and other                           88,497                       43,634
     Advanced payments                                          258,395                      287,713
     Accrued and other liabilities                               75,832                       93,732

                                                    -------------------------------------------------
     Total current liabilities                                  439,367                      448,165

Long-term liabilities net of current portion:
    Accrued pension cost                                         12,807                       17,835
    Accrued postretirement benefit cost                           1,803                        1,102
    Long-term debt                                              490,343                      371,029
    Other liabilities                                            22,630                       36,995

                                                    -------------------------------------------------
Total liabilities                                               966,950                      875,126

Commitments and contingencies

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000
     authorized; 18,039,624 and 18,042,524
     issued and outstanding at December 31,
     1998 and September 30, 1999                                    180                          180
     Additional paid-in-capital                                 180,216                      180,245
     Stockholders' loans                                         (1,339)                      (1,339)
     Retained deficit                                          (156,266)                    (155,989)

                                                    -------------------------------------------------
     Total stockholders' equity                                  22,791                       23,097
                                                    -------------------------------------------------

Total liabilities and stockholders' equity                     $989,741                     $898,223
                                                    =================================================

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Operations

                                 (In thousands)

                                              Three months          Three months          Nine months           Nine months
                                                 ended                  ended                ended                 ended
                                           September 30, 1998    September 30, 1999   September 30, 1998    September 30, 1999
                                          ----------------------------------------------------------------------------------------
Revenue:
     Sales                                      $289,643              $315,626             $921,313              $911,786

Costs and expenses:
     Cost of sales                               274,406               260,955              815,533               755,611
     Selling, general and
      administrative expenses                     43,610                40,440              130,419               124,072
     Research and development                      2,986                 2,241                9,614                 3,287
                                          ----------------------------------------------------------------------------------------
          Total expenses                         321,002               303,636              955,566               882,970

     Earnings related to investments
        in foreign affiliates                        427                   442                5,877                 1,082
                                          ----------------------------------------------------------------------------------------
Income (loss) from operations                    (30,932)               12,432              (28,376)               29,898

Other income (expense):
     Interest income                                 403                   205                  915                   927
     Interest expense                            (12,153)               (8,252)             (38,489)              (29,298)
                                          ----------------------------------------------------------------------------------------
Income (loss) before taxes                       (42,682)                4,385              (65,950)                1,527
Provision for income taxes                         1,500                     0                3,201                 1,250
                                          ----------------------------------------------------------------------------------------
Net income (loss)                               ($44,182)               $4,385             ($69,151)                 $277
                                          ========================================================================================

                         United Defense Industries, Inc.
                        Unaudited Consolidated Statement
                             of Stockholders' Equity
                                 (In thousands)


                                                                   Additional
                                                      Common        Paid-In       Retained   Stockholders'
                                                       Stock        Capital       Deficit        Loans        Total
                                                   ----------------------------------------------------------------------

Balance, December 31, 1998                               $180      $180,216      ($156,266)     ($1,339)      $22,791

Sale of Common Stock                                                     29                                        29

Net income for the nine months ended
          September 30, 1999                                                           277                        277
                                                   ----------------------------------------------------------------------
Balance, September 30, 1999                              $180      $180,245      ($155,989)     ($1,339)      $23,097
                                                   ======================================================================


                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                          Nine months            Nine months
                                                                             ended                  ended
                                                                      September 30, 1998     September 30, 1999
                                                                  -------------------------------------------------
Operating activities
Net income (loss)                                                       ($69,151)                        $277
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation                                                           53,225                       46,774
   Amortization                                                           73,756                       59,983
   Other                                                                   2,652                        2,004
Changes in assets and liabilities:
   Trade receivables                                                      15,363                      (40,373)
   Inventories                                                            66,867                       19,570
   Other assets                                                            1,533                       (4,324)
   Prepaid pension cost                                                   26,761                       (6,512)
   Prepaid postretirement benefit cost                                         -                       (1,166)
   Accounts payable, trade and other                                     (40,764)                     (44,863)
   Advanced payments                                                     (62,012)                      29,318
   Accrued and other liabilities                                          34,551                       32,266
   Accrued pension cost                                                   (3,731)                       5,028
   Accrued post retirement benefits                                          (36)                        (701)
                                                                  ------------------------------------------------
Cash provided by operating activities                                     99,014                       97,281
                                                                  ------------------------------------------------
Investing activities
   Capital spending                                                      (18,311)                     (23,566)
   Disposal of property, plant and equipment                               3,116                        1,030
   Adjustment to purchase price of business                               16,074                            0
                                                                  ------------------------------------------------
Cash provided by (used in) investing activities                              879                      (22,536)
                                                                  ------------------------------------------------
Financing activities
   Payments on long-term debt                                            (65,815)                    (112,871)
   Proceeds from sale of common stock by subsidiary                         6,057                           29
                                                                  ------------------------------------------------
Cash used in financing activities                                        (59,758)                    (112,842)
                                                                  ------------------------------------------------
Increase (decrease) in cash and marketable securities                     40,135                      (38,097)
Cash and marketable securities, beginning of period                       35,623                       85,520
                                                                  ------------------------------------------------
Cash and marketable securities, end of period                            $75,758                      $47,423
                                                                  ================================================

                         United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1999


1.       BASIS OF PRESENTATION

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       COMMITMENTS AND CONTINGENCIES

Alliant Techsystems, Inc. ("Alliant"), a subcontractor to United Defense, L.P. ("UDLP") in connection with the Paladin howitzer prime contract, filed suit against UDLP and its former owners in February 1988. Alliant seeks damages in an unspecified amount on breach of contract and other theories. The dispute arises out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work, which until the time of termination had been performed by another subcontractor. The case is currently scheduled for trial in March 2000. Management does not believe that Alliant's suit will have a material adverse impact on the Company.

In 1998 the Company was named as a defendant in two so-called qui tam cases filed under the U.S. Civil False Claims Act (the "FCA") by present or former employees of the Company's Armament Systems Division in Fridley, Minnesota. The FCA, among other things, permits individuals to seek recovery, including treble damages and additional civil penalties, of amounts which under certain circumstances have been improperly claimed from the government by its contractors, and provides that such plaintiffs may personally receive 15-30% of any recovery obtained. Each case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in either case. The first case, UNITED STATES EX REL. SEMAN AND SHUKLA V. UNITED DEFENSE, L.P., ET AL., case no. 97-1688 in the U.S. District Court for the District of Minnesota, remains pending, and pretrial discovery is underway. The second case, UNITED STATES EX REL. SHUKLA V. UNITED DEFENSE, ET AL., case no. 97-2414 in the U.S. District Court for the District of Minnesota, was dismissed without prejudice by the court on August 2, 1999, and therefore may be refiled under certain circumstances. Management does not believe that such litigation will have a material adverse impact on the Company.

                          IRON HORSE INVESTORS, L.L.C.
                         UNITED DEFENSE INDUSTRIES, INC.

                   ITEM 2. MANAGEMENT DISCUSSION AND ANYALYSIS
                   -------------------------------------------

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------------------------

                               SEPTEMBER 30, 1999
                               ------------------


FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates and the notes to the Company's unaudited financial statements, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," or variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; termination of government contracts due to unilateral government action and the impact of the "Year 2000" issue on the Company and its customers and suppliers.

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

United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp. and UDLP, are directly or indirectly wholly owned by the Company and both such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein.

OVERVIEW

The Company is a leading supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.4 billion as of September 30, 1999, a substantial majority of which is derived from sole-source, prime contracts. Approximately 85% of the Company's sales for the first nine months of 1999 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

For a description of the Company's business and principal operating programs, see the Form 10-K for the year ended December 31 1998.

There have been no material changes to the Company's major programs from those described in the Company's Form 10-K other than additional funding as new contracts are negotiated and awarded, and an eight to twelve month delay for the completion of the current phase to the Crusader program.

During and subsequent to the three months ended September 30, 1999, in certain public statements, senior officers in the U.S. Army have begun to express significant interest in revising or augmenting the vehicles and equipment utilized in one or more of its combat divisions. Because the Army has yet to announce in certain public statements, senior officers in the any particular proposal, solicitation, or budgetary plans, management is presently unable to determine the nature or extent of the potential impact which such an equipment reconfiguration might have on the Company. Management believes, however, that any such equipment reconfiguration could have a potentially material impact on the Company's results of operations, liquidity, and/or financial condition in the future. If, for instance, the Army were to procure new quantities of the Company's lighter tracked vehicles, such as the M113 product line and/or the M8 Armored Gun System, the impact could be favorable the Company. If, on the other hand, the Army were to procure wheeled combat vehicles offered by the Company's competitors, the impact could be unfavorable to the Company. Also, any decision by the Army, to the extent reflected in

Congressional authorizations and/or appropriations, to rebudget funds away from the Company's existing programs, such as the Bradley and its derivatives and/or the Crusader, in order to free up funding for new types of vehicles (whether such vehicles were procured from the Company or instead from its competitors), would tend to have an unfavorable impact on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THREE MONTHS 1999") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 ("THREE MONTHS 1998")

REVENUE. Revenue in the Three Months 1999 was $315.6 million, higher by $26.0 million, or 9.0%, from the Three Months 1998. The increase in 1999 was due to a larger shipment of vertical launcher and gun systems, new deliveries of M9 armored combat earth movers, M88A2 tank recovery vehicle kits and upgrades of AAV7 amphibious vehicles, partly offset by declines due to the completion of the M113 shipments to Thailand, the wind down of the M109A6 Paladin production and lower shipments of field artillery ammunition support vehicles.

GROSS PROFIT. Gross profit for the Three Months 1999 of $54.7 increased considerably by $39.4 million or 258.8% from the Three Months 1998. The gain can be attributed to the establishment of reserves for restructuring the Company's Armament Systems Division and the write-off of unusable, capitalized software in the Three months 1998, and lower depreciation and amortization costs related to the Acquisition purchase price in 1999. This favorable profit was partially offset by lower profit margins realized from the sale of vertical launchers and gun systems and downward adjustment to contract profit estimates in the Three Months 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $40.4 million in the Three Months 1999, lower by $3.2 million, or 7.3% from the Three Months 1998. The decrease was primarily due to the lower amortization of goodwill and other intangible assets established as part of the Acquisition.

RESEARCH AND DEVELOPMENT. Research and development costs were $2.2 million for the Three Months 1999 which was $.7 million, or 24.9%, lower than the Three Months in 1998. The drop in 1999 was primarily due to the reimbursement of R&D costs to the Company for the development of an Advanced Gun System for the new DD21 class ship.

INTEREST EXPENSE. Net interest expense was $8.0 million for the Three Months 1999 compared with $11.8 million for the Three Months 1998. The decline in interest was the result of lower debt levels and lower interest rates on senior bank debt.

NET INCOME. As a result of the foregoing, there was a net income of $4.4 million in the Three Months 1999 compared with a net loss of $44.2 million for the Three Months 1998.

Nine MONTHS ENDED SEPTEMBER 30, 1999 ("NINE MONTHS 1999") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("NINE MONTHS 1998").

REVENUE. Revenue of $911.8 million for the Nine Months 1999 was slightly lower by $9.5 million, or 1.0%, compared with $921.3 million for the Nine Months 1998. The decrease in revenue was due to the completion of self-propelled howitzer shipments to Taiwan and Egypt and M113 shipments to Thailand and the wind down of the Paladin program. The declines were partially offset by higher billings for the Crusader program and vertical launcher systems, M9 armored combat earthmovers, M88A2 tank recovery vehicle kits and upgrades of AAV7 amphibious vehicles.

GROSS PROFIT. Gross profit increased $50.4 million, or 47.6% to $156.2 million for the Nine Months 1999 versus the Nine Months 1998. The higher gross profit can be attributed to the establishment of the reserves for the restructuring of the Company's Armament Systems Division and the write-off of unusable capitalized software in 1998 and the lower depreciation and amortization for assets established in connection with the allocation of the purchase price for the Acquisition and upward contract adjustments in 1999. This increase is slightly offset by the decreased gross profit resulting from lower revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $124.1 million in the Nine Months 1999, a decrease of $6.3 million from the Nine Months 1998. The favorable variance is primarily due to the lower amortization of goodwill and other intangible assets established in conjunction with the Acquisition.

RESEARCH AND DEVELOPMENT. Research and development costs were $3.3 million for the Nine Months 1999 which was $6.3 million, or 65.8%, lower than the Nine Months in 1998. The drop in 1999 was due to the large reimbursement of R&D costs to the Company for the development of an Advanced Gun System for the new DD21 class ship.

EARNINGS FROM FOREIGN AFFILIATES. Earnings from foreign affiliates were $1.1 million for the Nine Months 1999, down $4.8 million, or 81.6%, from the Nine Months 1998. The decline was due to the establishment of a reserve for the potential offset penalty for the joint venture in Turkey equivalent to dividends received from the venture in the Nine Months 1999.

INTEREST EXPENSE. Net interest expense for the Nine Months 1999 was $28.4 million compared with $37.6 million for the Nine Months 1998. The decline in interest expense was the result of lower debt levels and lower interest rates on the senior bank debt.

NET INCOME. As a result of the foregoing, there was a net income of $.3 million for the Nine Months 1999 compared with a net loss of $69.2 million for the Nine Months 1998.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

During the Nine Months 1999, cash provided by operating activities was $97.3 million compared with $99.0 million for the Nine Months 1998. The following explain the differences in cash flow generation for the two periods: (i) net income plus depreciation and amortization was higher in 1999 primarily due to the establishment of the reserves for restructuring costs and write-off of unusable capitalized assets at Armament Systems Division in 1998 and decreased interest payments in 1999, (ii) higher receivables in 1999 resulted from higher shipments of Bradley vehicles, upgrades of AAV7 amphibious vehicles and deliveries of M88A2 tank recovery vehicle kits to Egypt, (iii) inventory net of advance payments resulted in cash flow in 1999 of $48.9 million, which was considerably better by $44.0 million from 1998 due to the conversion of most contracts to a performance based payments approach from a cost incurred basis partially offset by increased volume in inventory for the start up of Bradley and M88A2 tank recovery vehicle programs, and (iv) prepaid pension in 1998 was reduced representing the majority of a non-cash restructuring charge at Armament Systems Division.

Cash used in investing activities was $22.5 million for the Nine Months 1999, up by $23.4 million for the Nine Months 1998. The higher capital spending in 1999 is primarily for costs to install software for new integrated business systems. The Nine Months 1998 included generation of $16.1 million from a downward adjustment to the Acquisition purchase price.

Cash used for financing activities was principally related to pay down of $112.9 million of debt in the Nine Months 1999 compared with debt payments of $65.8 million in the Nine Months 1998.


IMPACT OF THE YEAR 2000 ("Y2K")

The Company continues to pursue its Y2K compliance program and is committing extensive resources to overcome Y2K issues with the intent of minimizing or eliminating disruption related to this potential computer problem. The Company initially determined that all of its operating divisions would be affected by this problem. Accordingly, a Company Y2K task force was established to provide guidance, coordination, and oversight to all division efforts. The task force promulgated a standard definition for Y2K compliance, a standard response to customer and supplier inquiries and requests for information, a standard certification letter and form for use with suppliers and business partners, guidelines on documentation requirements, and standard Y2K language for new and modified contracts. Each division is executing a Y2K program to identify, assess and remediate Y2K problems. The approach is a five-phase strategy of awareness, assessment, renovation, validation and implementation. Implementation for all mission-critical systems is complete. Contingency and business recovery plans were developed to address critical systems if unexpected failures occur.

The Company is tracking its state of readiness in terms of completion status against the five-phase approach to remediation of Y2K problems. As of the third quarter 1999, the overall completion status is 100% in Awareness, 100% in Assessment, 100% in Renovation, 99% in Validation and 99% in Implementation.

In order to obviate Y2K problems, the Company expects to spend $30.5 million repairing or replacing existing business and information technology computing systems and assets with embedded systems. Through September 1999, the Company has spent $30.0 million, or 98% of the estimated total spending requirement.

The largest projects to resolve Y2K problems are the integrated business systems projects being executed at the Company's two largest divisions, Armament Systems Division and Ground Systems Division, both of which were completed in the second quarter. Armament Systems Division installed a new manufacturing system that is part of an Enterprise Resource Planning software package, but retained the existing financial systems which were essentially already Y2K compliant. Ground Systems Division remediated its legacy manufacturing and financial systems to be Y2K compliant.

Although all divisions have completed significant assessments of internal systems and assets with embedded systems, assessments will continue to occur until the Year 2000. Systems inventories and disposition decisions will be updated as part of the ongoing assessment.

All divisions continue to contact suppliers regarding their Y2K issues. A standard request for certification was formulated and is being used by all divisions as they continue to pursue Y2K certifications from active suppliers. Procurement documents utilized by the Company will continue to include requirements for Y2K compliance. Despite these efforts, the Company expects to have only a limited understanding of the potential Y2K shortcomings of its many suppliers, and will therefore be uncertain as to the full nature and extent of the potential supplier-derived impact on the Company. The Company is concerned that supplier Y2K problems could interrupt the flow of components and services to the Company, which could in turn impair the Company's timely delivery under its own customer contracts.

Product assessments indicate there are no known Y2K problems with products the Company produces or sells. The Company continues to receive requests for certifications or warranties from customers. In some cases, these requests resulted in contract modifications or negotiations. In others, the Company had to provide details on its Y2K compliance programs by responding to detailed surveys.

The Company continues to monitor the Y2K compliance status of the Department of Defense (DoD) payment offices. These offices have indicated that they are now Y2K compliant. Because the Company's understanding of the ways in which the DoD could experience Y2K difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential DoD-derived Y2K impact on the Company. However, the Company is concerned that Y2K problems affecting DoD financial administration functions could interrupt or delay the orderly flow of payments to the Company under its DoD contracts. Because of the Company's debt service obligations, any such interruption or delay could adversely impact the Company's financial condition, and a payment interruption of extraordinary magnitude and duration could result in the Company going into default under its debt instruments.

As to other Y2K risks, to the extent that the Company's results depend upon foreign sales, such results could also be adversely impacted by Y2K problems that might beset the foreign customers of the Company or its foreign affiliates. Many foreign governments appear to seriously lag the DoD in terms of assessing and addressing Y2K problems. As a result, the Company does not expect to develop an adequate understanding of potential foreign government

Y2K problems. The Company's foreign affiliates have assessed their internal Y2K situation and have determined some limited exposure due to non-compliant internal systems. The foreign affiliates have indicated that they expect to resolve non-compliance problems in time to avoid any material disruptions to operations.

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


             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     ---------------------------------------------
                                   MARKET RISK
                                   ------------
                               SEPTEMBER 30, 1999
                               ------------------

In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. For additional information, see Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As of September 30, 1999, the Company has debt totaling $394.1 million of which $194.1 million was subject to variable interest rates.

                                     PART II
                                     -------


                                OTHER INFORMATION
                                -----------------

                               SEPTEMBER 30, 1999
                               ------------------


ITEM 1.       LEGAL PROCEEDINGS
              -----------------

For a description of the Company's pending litigation with Alliant Techsystems, Inc., please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

A description of two so-called qui tam cases previously filed against the Company, U.S. ex rel. Shukla v. United Defense, L.P., et al., Civ. No. 97-2414 in the U.S. District Court for the District of Minnesota (the "Shukla case") and U.S. ex rel. Seman and Shukla v. United Defense, et al., Civ. No. 97-1688 in the U.S. District Court for the District of Minnesota (the "Seman case"), is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. For the three months ended September 30, 1999 there have been no material developments in the Seman case, but the Shukla case was dismissed by an amended order of the court on August 2, 1999. The Shukla case was dismissed without prejudice and therefore may be refiled under certain circumstances.

ITEM 4.  SECURITY HOLDER ACTIONS
         -----------------------

On July 8, 1999 and without a meeting of the Company's stockholders, the holder of 95.9% of the Company's common stock (17,300,000 shares) approved by written consent employment agreements between the Company and certain of its executives, including certain potential severance payments and benefits to such executives that would otherwise be limited by Internal Revenue Code Section 280G. The executives with whom the Company entered into such agreements are Thomas W. Rabaut, President and Chief Executive Officer; Francis Raborn, Vice President and Chief Financial Officer; Peter C. Woglom, Vice President and General Manager, Ground Systems Division; Frederick M. Strader, Vice President and General Manager, Armament Systems Division; Dennis A. Wagner, III, Vice President, Business Development and Marketing; and David V. Kolovat, Vice President, General Counsel, and Secretary. On August 6, 1999 the Company provided an information package regarding the foregoing arrangements to its remaining stockholders, and to date the Company has received written consents from holders of an additional 2.9% of its common stock (524,012 shares) in favor of such action, and none opposed.

On March 19, 1999 the Company held its annual stockholders' meeting. At such meeting, two matters were approved, in each case by vote of all holders present, representing 95.9% (17,300,000 shares) of the outstanding common stock of the Company, with no shares abstaining or voted opposed. The Company did not solicit proxies in connection with such meeting. The first matter consisted of the re-election of the board of directors, membership as previously reported to the Commission and consisting of Messrs. Frank C. Carlucci, Peter J. Clare, William E. Conway, Jr., Allan M. Holt, Robert M. Kimmitt, Gen. J.H. Binford Peay, III (USA Ret.), Thomas W. Rabaut, Francis Raborn, and Gen. John M. Shalikashvili (USA Ret.). The second matter consisted of the approval of the United Defense Stock Option Plan, including options granted thereunder and the possible acceleration of vesting and payments thereunder which would otherwise be limited by Internal Revenue Code Section 280G.

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

              Exhibit 3.2 - By-laws of United Defense Industries, Inc.*

              Exhibit 3.3 - Certificate of Incorporation of UDLP Holdings Corp*

              Exhibit 3.4 - By-laws of UDLP Holdings Corp.*

              Exhibit 3.5 - Amended and Restated Agreement of Limited Partnership of United Defense, L.P.*

              Exhibit 3.6 - Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.P.*

              Exhibit 3.7 - Certificate of Formation of Iron Horse Investors, L.L.C.*

              Exhibit 3.8 - Limited Liability Company Agreement of Iron Horse Investors, L.L.C.*

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




                                         By:      /s/ Francis Raborn
                                                  __________________
                                                  Francis Raborn
                                                  Principal Financial and
                                                  Accounting Officer
                                                  and Authorized Signatory


Date:      11/12/99
      __________________