Form 10-K
period 1999-12-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 2000-03-01
CIK 1051719, 1052971, 1052972, 1052973

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 1999 Commission file number 333-43619.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None as of March 1, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of March 1, 2000.


                                                      No. of shares    Par Value
                                                      -------------    ---------
  United Defense Industries, Inc. ..............        18,042,524       $0.01
  Iron Horse Investors, L.L.C. .................          -NONE-
  UDLP Holdings Corp. ..........................          1,000          $0.01
  United Defense, L.P. .........................          -NONE-

================================================================================

Forward-Looking Statements

     This report on Form 10-K contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, in the Crusader program discussed herein) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget including developments in the U.S. Army's Medium Force Brigade initiative; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; and termination of government contracts due to unilateral government action. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619.

ITEM 1.   Description of Business

Overview

     The Company is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse"), organized under the laws of the state of Delaware in 1997 for the primary purpose of facilitating the acquisition of United Defense, L. P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"), (collectively the "Sellers"). The Company is the only asset of Iron Horse; therefore, except as indicated, the discussion herein is the same for both entities.

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense and a number of allied military forces worldwide. The Company's primary initiatives include production of the Bradley Fighting Vehicle ("BFV") and its derivatives, and development for the Crusader Field Artillery System. These two key programs comprise over 40% of the Company's annual revenues. The BFV is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The Company has maintained its prime contractor position on the Bradley program since production began in 1981, and has added a number of technology-based upgrades and derivative vehicles that continue to extend the program's life cycle. Building on over twenty years of experience on the M109 self-propelled howitzer and upgrades, the Company is also the prime contractor for the development of the Crusader Field Artillery System. The U.S. Army has identified the Crusader as its planned multi-billion dollar next-generation field artillery system, but the nature and scale of the Crusader program could be impacted by the U.S. Army's Medium Force Brigade initiative as described in
Item 7. In addition to managing the fighting vehicle and howitzer programs, the Company serves as the prime contractor for a number of mission critical military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy's Mk45 naval gun system since 1968. The Company's major programs are summarized below, in major customer groups: Tracked Combat Vehicles (land vehicles for the U.S. Army, allied customers, and the U.S. Marine Corps), Naval Systems (fleet programs for the U. S. Navy) and International Operations.

Tracked Combat Vehicles ("TCVs"). TCVs are highly mobile vehicles that can cross natural and man-made obstacles and urban terrain in all weather conditions, while under fire from enemy combat forces. The U.S. Army and Marines use tracked combat vehicles for four basic missions: (i) close combat, where the combination of tanks, scout vehicles, fighting vehicles, armored personnel carriers, and command and control vehicles provide the capability to present an integrated and flexible combat front to face enemy forces at close range; (ii) fire support, by providing lethal indirect firepower through self-propelled armament and multiple launch rocket systems; (iii) combat support, including the provision of operational assistance, such as crossing barriers, clearing or laying obstacles and recovering disabled systems; and (iv) amphibious assaults, in which amphibious assault vehicles are able to initiate attack from the sea and continue the attack on land. During 1999, 1998, and 1997, the Company derived approximately 81%, 84%, and 81% of its revenues, respectively, from TCVs.

     The Bradley Fighting Vehicle. The Company has been the sole-source, prime contractor of the BFV to the U.S. Army since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles and a stabilized turret, and is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The BFV is outfitted with armor and day/night sights, and can transport up to nine people across rough terrain. The vehicle's combination of lethality, survivability, and mobility has established it as a critical component of the U.S. government's full-spectrum warfare strategy. A total of 6,742 BFVs have been built, of which 400 were for the Saudi Arabian Army.

     Although new BFVs are no longer being built, the Company derives significant revenue from upgrading the Army's existing fleet of BFVs to the BFV A2 version. The Company initiated delivery of a further upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production contract awarded in July of 1997. The BFV A3 provides enhancements such as situation awareness capability, lethality, survivability and sustainability and is a key component to the U.S. Army's program to digitize the battlefield. The U.S. Army is currently planning to upgrade 1,109 older version BFVs to the A3 configuration by 2005, with annual funding allocations. The first of these upgrade contracts was awarded to the Company in December 1998 for 70 vehicles with delivery starting in March 2000. The Company is preparing a proposal for the follow-on award, the FY00 quantity of 80 vehicles, and expects to be under contract by June 2000.

     BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles developed by the Company. One such derivative, the Multiple Launch Rocket System ("MLRS") carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Vought Systems. The Company was awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire from the artillery. The Company provided 22 kits to convert BFVs under a workshare arrangement with Red River Army depot to produce Fire Support Vehicles. Another such vehicle is the Command and Control Vehicle ("C2V"). The C2V is a self-contained vehicle that keeps pace with armored maneuver forces while providing the crew with a protected environment. The Company was awarded the third year production contract for C2V conversions in December 1998 with scheduled deliveries to be completed in May 2001. However, the Army's Program Budget Decision #745, released in late 1999, removed additional production funding for the C2V in FY01 and beyond and it is unclear whether the FY00 extension will be awarded. Finally, the Army's Linebacker air defense vehicle integrates the BFV with Stinger missiles and adds improvements to turret fire control, target acquisition subsystems and survivability. The Company received a new contract for Linebacker conversions in July 1998 and completed delivery in 1999.

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

     Crusader. The Crusader is an integrated and automated two-vehicle artillery system consisting of a 155-mm, self-propelled howitzer and a resupply vehicle. The Company is the sole-source, prime contractor and systems integrator responsible for the design and development of the Crusader, including delivery of a prototype system, under a $1.1 billion Product Development Risk Reduction contract, which is scheduled to be completed in 2003. The follow on development phase, known as Engineering and Manufacturing Development ("EMD"), is scheduled to begin in 2002, with delivery of the first EMD prototype in 2004. Activity on the first Low Rate Initial Production ("LRIP") system is scheduled to begin in Elgin, Oklahoma in 2006, which is three years later than previously planned, reflecting the Army's latest funding schedule. The revised Army plan calls for fielding 480 Crusader systems to its III Corps as opposed to the earlier projected procurement of 1,138 systems.

     The Crusader is designed to achieve the U.S. Army's stated objectives for the next-generation howitzer. These specifications include: (i) increased mobility, (ii) increased lethality, (iii) improved survivability, (iv) better sustainability, and (v) increased strategic deployability. The Crusader is being designed to be the first howitzer capable of keeping pace with the mechanized maneuver force, and will be a key part of the Army's new, more rapidly deployable force. The Crusader is also being designed to provide substantially greater responsiveness and high rates of fire through long-range and accurate firings enabled by the vehicle's advanced autoloading technology and actively-cooled cannon, thereby giving it a multiple round simultaneous impact capability. This firing capability is being designed to allow commanders to extend and dominate the battle space and set a higher tempo for land operations. The Crusader is being developed with an embedded digitized command, control, communications and intelligence system for enhanced situational awareness, and for new capabilities for battlefield movement and resupply.

     M109 Self-Propelled Howitzer ("M109"). The M109 has been the most widely used field artillery vehicle for the U.S. military and certain foreign governments since it was first produced by the Company in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest generation of the M109, the M109A6 Paladin, is the most advanced M109 upgrade fielded to date. FY00 funding will allow procurement of 6-8 Paladins. The Company also designs and produces unique configurations of the M109 and offers M109 upgrade kits, servicing and training to various foreign governments.

     M992 Field Artillery Ammunition Supply Vehicle ("FAASV"). The single mission of the FAASV, the battlefield partner of the M109, is to safely transport personnel, ammunition, and supplies to howitzer artillery vehicles on the battlefield during both firing and non-firing conditions. By utilizing synchronized and semi-automated resupply strategies and mechanisms to carry the M109 ammunition, the FAASV enables the howitzer to remain in the field longer and thereby increase its lethality. The heavily armored chassis provides ballistic protection to its munitions supply crew and accommodates all standard 155mm rounds. In 1999, the Company completed a production contract for 96 new vehicles and 36 converted vehicles. The Company was awarded an option to deliver 6 additional converted FAASVs in 2000.

     M88 Armored Recovery Vehicle ("M88"). The M88 currently has an installed base of more than 3,325 vehicles throughout the world. The M88 performs towing, lifting and pulling tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the U.S. Army, in 1986 the Company began the development effort for the M88A2 ("HERCULES") upgrade. The HERCULES is the least expensive recovery vehicle worldwide that can safely recover 70-ton tanks (for example, the M1A1/A2). The U.S. Army has been awarding annual contracts for M88 upgrades over the past several years and the Company is currently under contract to deliver vehicles through January 2001.

     M113 Armored Personnel Carrier ("M113"). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. The Company has produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, historically produced in Europe and currently produced by the Company's Turkish affiliate, FNSS. The U.S. Army, which received its last delivery of new M113s from the Company in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work currently occurs in the Company's Anniston, Alabama facility and continues to be a source of revenue for the Company. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot. In addition, the Company is supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and the new improved Mobile Tactical Vehicle Light ("MTVL"). The MTVL variant, which is a patented UDLP M113 derivative, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3. The Company will be offering the MTVL as the foundation for the U.S. Army's Medium Force Brigade initiative.

     M8 Armored Gun System ("M8"). The M8 was designed to meet the Army's need for a rapidly deployable, multi-purpose tracked weapon system to support and protect light infantry forces in conflict and peacekeeping missions worldwide. It carries a rapid-fire, 105mm cannon and can be dropped by parachute from the U.S. Air Force's C-130 Hercules and larger aircraft. It has armor that makes it survivable against heavy machine guns and medium automatic cannons, and is designed for lethality against tanks, fortifications, and enemy troops. The M8 was developed by the Company under a U.S. Army contract but did not go into volume production, as the program was cancelled in

1997 due to Army budgetary constraints. The Company has not to date achieved a production sale of the M8. However, the Company believes that the M8 would satisfy an important portion of the Army's emerging requirement for the Medium Force Brigade, and the Company accordingly is continuing its efforts to market the M8.

     M9 Armored Combat Earthmover ("M9 ACE"). The M9 ACE is an 18-ton, fully tracked, aluminum armored vehicle, used on the battlefield to bulldoze, rough grade, excavate, haul and scrape. With a crew of one, the multi-purpose M9 ACE can attain road speeds of up to 35 miles per hour, and unlike a standard bulldozer, requires no transport vehicle. The M9 ACE can serve as the prime mover of vehicles weighing up to 39,000 pounds and can clear debris left in the wake of battles or civil disasters. The Company completed production of 52 vehicles in November 1999. Those vehicles are currently being fielded to Engineer Units at Ft. Hood, Texas.

     In-Stride Breacher ("Grizzly"). The Grizzly is a 70-ton vehicle currently under development designed to clear mines and other complex obstacles. Mounted on a modified M1 chassis, the Grizzly features a mine-clearing blade outfitted with complex software that provides automatic depth control. It is also equipped with a power-driven arm for digging, grappling and lifting, as well as external cameras for vision and remote operation, with full electronic integration. Currently nearing completion of the Engineering and Manufacturing Development phase, the program's Low Rate Initial Production (LRIP) funds were cancelled by the Office of the Secretary of Defense (OSD) in December 1999. This action was taken by OSD solely due to not having sufficient funds to support the Army's Medium Force Brigade initiative. The 3 Heavy Armor Divisions that remain still require the in-stride, complex obstacle breaching capabilities that the Company believes can only be accomplished by Grizzly. As a result of this requirement, the Company is hopeful that production funds for the Grizzly will be restored at a later date.

     AAV7A1 Amphibious Assault Vehicle ("AAV"). The AAV has been the U.S. Marine Corps' amphibious assault vehicle for over two decades with more than 1,500 vehicles delivered. In July 1998, the Company was awarded a $158 million four year contract by the U.S. Marine Corps to rebuild the existing fleet of AAVs in a partnering arrangement with the Albany, Georgia and Barstow, California Marine Corps Logistic Bases. The Company currently produces different kit configurations of the AAV for foreign customers such as Korea, Spain and Italy, and then assists these countries in assembling the kits locally.

Naval Systems. The U.S. Navy plans for additional missile launcher firepower in its surface combatant ship building program for the 21st century ("DD 21"). In addition, the U.S. Navy plans to bolster surface land attack capability with modifications to existing ships. The U.S. Navy's focus on land attack warfare is spurring the development of new and modified weapon systems, including (i) a modified naval gun system, the Mk45 Mod4; (ii) a new 155mm gun system; (iii) land attack missile integration into the Vertical Launch System, requiring new cannisters; and (iv) new or modified launching systems. The Company expects that the design, engineering and production of these systems will be the primary focus of naval ordnance manufacturers for the foreseeable future. The Company is currently the sole source producer of the Mk45 gun and sole-source developer of the 155mm advanced gun system (AGS). In addition, the Company has a work split arrangement with Lockheed Martin to produce vertical missile launchers. During 1999, 1998 and 1997, the Company derived approximately 19%, 16%, and 19% of its revenues, respectively, from Naval Systems.

     Mk45 Naval Gun System ("Mk45"). The Mk45 is the U.S. Navy's sole 5-inch gun system, with more than 150 systems installed. For the Navy's newest class of destroyers, the Arleigh Burke DDG 51 class ("DDG51"), one 5-inch gun is being installed on each ship built. In February 2000, the Company expects to complete negotiations on FY 98, 99 and 00 DDG-51 requirements. The U.S. Navy currently plans to continue building DDG-51 class ships through FY05. Furthermore, the U.S. government supports foreign allied navies having compatible armaments, and has recently increased its assistance to the Company's efforts to place Mk45s on foreign ships. Management believes the improvements included in the Mod4 configuration which provide significantly greater range will make the Mk45 more competitive internationally. In December 1999, the Company made its first international sales of Mk45 Mod4 to Korea. The Company is also the lead agent for the gun weapons systems integration for the Naval Surface Fire Support program, with responsibility for the development and integration of a new naval gun system, which includes managing the interfaces of other components with the gun weapons system. The Company also anticipates a sole-source, prime development contract to upgrade Mk45 guns on older Navy ships from Mod2 to Mod4 configuration, which extends the Mk45's range and improves surface fire support capability.

     Mk41 Vertical Launching System ("VLS"). The VLS is the U.S. Navy's primary missile launcher on surface combatants, firing the anti-air Standard Missile, strike mission-related Tomahawk cruise missile, anti-submarine VLASROC, and ship self-defense Sea Sparrow missile. The VLS is manufactured under a work split agreement with Lockheed Martin Corporation, which is the prime contractor of the VLS launcher. The Company is the designated mechanical subcontractor and, separately from the work split agreement, is the sole-source, prime provider of VLS cannisters, which hold a variety of missiles. The U.S. Navy places the VLS, like the Mk45, on all DDG 51s, each of which contains twelve 8-cell VLS modules. In 1998 the Company entered into a five-year contract with Lockheed Martin Corporation which provides for VLS production and ancillary work for the Company from 1998 through 2002. The Company is currently negotiating two additional option years that will provide production and ancillary work through 2004.

     Advanced Gun System ("AGS"). The U.S. Navy is currently developing its next-generation destroyer, DD21, with land attack as its primary mission. The Company is the sole-source developer of AGS, the primary gun weapon system on DD21, providing AGS to each of the two industry teams competing for development of the ship. Each of the 32 planned DD21's will have two AGS on board, providing the equivalent firepower of two battalions of Army M198 howitzers, at ranges of up to 100 nautical miles. Funded gun development was initiated in 1999, with completion of development scheduled for 2006. In addition to designing the gun itself, the Company is expected to have significant responsibility for developing the associated family of guided and ballistic ammunition.

Revenues from this ammunition and associated propelling charges could approach or exceed those for the gun itself through 2010 and beyond.

     Overhaul, Repair, Maintenance and Other. The Company also provides aftermarket service for the Mk45 and smaller caliber gun mounts, guided missile launching systems, vertical launching systems, surface vessel torpedo tubes, gun fire control systems, target and decoy launchers and other naval Combat Systems equipment. Work is performed for the U.S. Navy and various international allied forces. These services include engineering, repair, upgrade, maintenance, logistic support, replacement parts and onboard technical assistance. A significant amount of the service work is performed at the Company's Louisville operation which is located at the facilities of the former U.S. Navy operated Naval Ordnance Station. Other strategic work sites include San Diego, CA; Norfolk, VA; and Mayport, FL.

International Operations. The Company operates joint ventures and co-production programs in countries throughout the world. Current operations include joint ventures in Saudi Arabia and Turkey, in each of which the Company owns a 51% interest, and a co-production program in South Korea.

     The Company's objective in setting up a joint venture or co-production program is to provide the host country with an indigenous production capability that will utilize the Company's developed programs, adapted to local requirements. The Company uses project financing, letters of credit and offsets to structure programs that meet unique customer needs.

     FMC-Arabia. The joint venture was formed in 1994 to pursue defense contracts within the Kingdom of Saudi Arabia. The Company's 51% interest in the joint venture is a beneficial interest, but record ownership has remained with FMC for administrative convenience. The Company accounts for FMC-Arabia on an equity basis, due to the Saudi partner's ability to assert supermajority rights which limit the control of the Company. The initial contract was to provide contractor logistics support (CLS) and training to the Royal Saudi Land Forces Infantry Corps for Bradley Fighting Vehicles previously purchased from the Company. This contract is scheduled to be complete in the second quarter of 2000. FMC-Arabia has submitted a proposal for follow-on work with substantially the same scope as the existing contract. In early 1997, FMC-Arabia was awarded a three-year contract to commence the modernization of 523 of Saudi Arabia's M113s (from a fleet of approximately 1,700 vehicles) to an A3 configuration. Because of overall budgeting constraints affecting the Saudi Arabian government, the funding for both the M113 and CLS programs has been substantially reduced, with the result that FMC-Arabia operated both programs at only a nominal level during 1999. Current funding will only support work in Saudi Arabia through March of 2000. The Company is continuing to work with the Saudi Arabian government and the U.S. government in an effort to arrange increased and more stable funding for the programs, but there can be no assurance as to when or whether such funding will be provided.

     FNSS-Turkey. The FMC-Nurol Savunma Sanayii A.S. ("FNSS") joint venture was formed in 1987 to pursue armored combat vehicle sales to the Turkish Army. Four types of armored vehicles using a common chassis are included in the contract: personnel carrier, fighting vehicle, TOW missile vehicle and mortar vehicle. The initial production contract for 1,698 vehicles has been completed, and a follow-on contract for 665 additional vehicles is being pursued. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries scheduled to occur throughout the year 2000. FNSS is pursuing additional orders with UAE as well as other export opportunities within its licensed territory, which includes much of the Middle East and Southeast Asia.

     The Company's investment in FNSS is carried at cost since there is uncertainty regarding the Company's ability to control the repatriation of earnings. Royalties are reported as revenues, while dividends are reported as earnings from foreign affiliates. Dividends and royalties are paid and reported in U.S. dollars.

     South Korea. In 1994, the Company formalized a teaming agreement with Samsung Aerospace to jointly produce AAV's for the South Korean Marine Corps, under a five-year contract. A new contract was signed in 1999 for $125 million, extending the coproduction through 2005.

Research and Development and Engineering Capabilities

     Among the Department of Defense's ("DoD") procurement requirements is the research and development of new technologies for application to weapon systems and upgrades. The Company's ability to compete for defense contracts depends to a large extent on the impact and innovation of its research and development programs.

     The Company's engineering capability has been a critical component of its success. Extensive experience in simulation, systems integration, armor, mobility, survivability and armaments, as well as its software development, engineering and electronics capabilities have allowed the Company to stay at the forefront of the development, manufacture and upgrade of its products.

     The Company expended $16.7 million, $13.0 million, and $12.8 million on research and development in 1997, 1998, and 1999 respectively, a substantial portion of which was included in overhead allocable to both U.S. government and foreign government contracts.

Government Contracts; Regulatory Matters

     Management expects that, for the foreseeable future, approximately 90% of the Company's sales will continue to result from contracts with the U.S. government, either directly, through prime contractors, or pursuant to the U.S. government's Foreign Military Sales program. The Company's U.S. government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort). Generally, the Company's engineering and development programs are performed under cost-plus contracts, while the production contracts are awarded on a fixed-price basis. Cost-plus and fixed-price contracts accounted for approximately 53% and 47%, respectively of the Company's business in 1999.

     The Company's U.S. government business is subject to unique procurement and administrative rules based on both laws and regulations. These laws and rules include compliance with socio-economic requirements, the distribution of costs to contracts and non-reimbursement of certain costs such as lobbying expenses. The Company's contract administration and cost accounting policy and practices are subject to oversight by government inspectors, technical specialists and auditors.

     U.S. government contracts are, by their terms, subject to termination by the U.S. government either for its convenience or default by the contractor. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

     As is common in the industry, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. Any of these factors could materially adversely affect the Company's business with the U.S. government in the future.

Competition

     Management believes that the Company will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of its products and services. With respect to certain products and programs, the Company competes with one or more companies, several of which are multinational firms with substantially greater resources and capital. The Company from time to time faces competition from a number of competitors, both domestic and foreign, and in the tracked, armored combat vehicle market, the Company encounters General Dynamics Corporation most frequently. The Company's ability to compete for defense contracts depends to a large extent on the impact and innovation of its research and development programs, its capability as a systems integrator, its willingness to partner with military depots, its ability to offer best value to its government customers, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. Historically, the Company concentrated on TCVs because it believes that TCVs provide better capability than wheeled combat vehicles. However, the
U. S. Army has recently shown a strong interest in shifting its combat vehicles to a wheeled platform, which the Company does not currently offer.

     In some instances, programs are sole-sourced by the U.S. government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where the Company is the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. government should choose to reopen the particular program to competition. The Company's customers, particularly the industrial facilities operated by DoD, often compete with the Company for aftermarket business, such as upgrade work and various overhaul and servicing work performed by the Company.

Major Customers

     The Company's sales are predominantly derived from contracts with agencies of the U.S. government. See Note 13 to the Consolidated Financial Statements, included in Item 8.

Backlog

     As of December 31, 1999, the Company's funded backlog was approximately $1.4 billion compared with $1.4 billion at the end of 1998 as well. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. A substantial majority of this backlog is expected to be earned as revenues by the end of 2000.

Intellectual Property

     Although the Company owns a number of patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. government contracts generally license it to use patents owned by others. Similar provisions in the U.S. government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work. Additionally, the Company owns certain data rights in its products under certain of its government contracts. The protection of data developed by the Company from use by other government contractors is from time to time a source of negotiation between the Company and the U.S. government, and the extent of the Company's data rights in any particular product generally depends upon the degree to which that product was developed by the Company, rather than with U.S. government funds. The Company routinely enters into confidentiality and non-disclosure agreements with its employees to protect its trade secrets.

Employees

     At December 31, 1999, the Company had approximately 4,850 employees and approximately 360 contract workers (excluding employees of the foreign joint ventures). Approximately 1,160 of these employees at five locations are represented by six unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston); the International Association of Machinists (Louisville and San Jose); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis); the International Guards

(Minneapolis); the International Brotherhood of Teamsters (San Jose); and the United Steelworkers (York). The next bargaining unit contract scheduled for negotiation is in York with the United Steelworkers. This contract is up for renewal on May 1, 2000. The Company considers its relations with its employees to be generally good, and has not experienced a work stoppage since 1986.

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

Environmental Matters

     The Company's operations are subject to federal, state and local laws and regulations relating to, among other things, emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances ("Environmental Laws"). The Company continually assesses its compliance status and believes that its operations currently are in substantial compliance with Environmental Laws.

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

     As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. Management believes that it has sufficient reserves to cover any remediation costs that may not be allowable costs under its U.S. government contracts and does not expect that such costs will materially adversely affect the Company.

     Based on historical experience, the Company expects that a significant percentage of the total remediation and compliance costs associated with its facilities will continue to be Allowable Costs. In addition, pursuant to the terms of the acquisition agreement between Iron Horse and the Sellers, the Sellers are required to reimburse the Company for 75% of certain non-allowable remediation costs relating to operations prior to the acquisition.

Items 2.  Properties

     The table below sets forth information with respect to the Company's manufacturing facilities and properties. The Company believes that its facilities are adequate for its operations.

Location                         Leased/Owned                Square Footage
--------                         ------------                --------------
Albany, GA                       Gov't Owned                     42,600
Arlington, VA                    Leased                          22,512
Anniston, AL                     Leased                          96,000
Anniston, AL                     Owned                          267,000
Aiken, SC                        Leased                          21,000
Aiken, SC                        Owned                          189,000
Aberdeen, SD                     Owned                          105,000
Aberdeen, SD                     Leased                          30,000
Fayette County, PA               Leased                         179,700
Fridley, MN*                     Gov't Owned                  1,712,240
Fridley, MN*                     Owned                          326,023
Louisville, KY                   Leased                         633,609
Orlando, FL                      Leased                          16,300
Hollister, CA                    Leased                           1,218 acres
Santa Clara, CA
  1125 Coleman                   Leased                          37,450
  1205 Coleman                   Leased                         124,940
  1450 Coleman                   Leased                          36,600
  340 Brokaw                     Leased                           4,400
  328 Brokaw                     Leased                         174,300
  2830 De La Cruz                Leased                          86,785
  2890 De La Cruz                Leased                          68,708
Triangle, VA                     Leased                           6,000
York County, PA                  Owned                          996,518
York County, PA                  Leased                          10,000

          *The U.S. government is currently attempting to divest its Fridley, Minnesota facility that has historically been provided rent free to the Company for production of systems and spares for the U.S. government. UDLP is participating with the government in an effort to sell the combined facility. The proposed divestiture requires any purchaser to make the facility available for the performance of government contracts and subcontracts for a minimum of five years.

ITEM 3.   Legal Proceedings

     On August 27, 1998, Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court, Alliant Techsystems, Inc. v. United Defense, L.P., FMC Corp., and Harsco
       ------------------------------------------------------------------------
Corp., Fourth Judicial District Court, Hennepin County, Minnesota.  The lawsuit
-----
arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. Alliant sought damages in an amount asserted to be in excess of $50,000, but not otherwise quantified. In response to motions by the Company, the Minnesota District Court
(i) dismissed four of the five counts of Alliant's state court case on March 4, 1999, and (ii) dismissed the remaining portion of the case on February 15, 2000. Management does not believe that any appeal by Alliant of the dismissals would succeed, or that, even in the case of a successful appeal, Alliant's suit would have a material adverse effect on the Company.

     The Company is also a defendant in a so-called qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The FCA, among other things, permits private parties (called "relators" under the FCA) to seek, on behalf of the U.S. Government, recovery of amounts which under certain circumstances have been improperly claimed from the Government by its contractors. Beyond recovery of the Government's actual damages, the FCA also authorizes the recovery of multiple penalties, and provides as well that the relators may personally receive 15-30% of any recovery obtained. The case, U.S. ex rel. Seman v. United Defense, FMC Corp., and Harsco
                    -----------------------------------------------------------
Corp., was filed against the Company and its prior owners on July 23, 1997 in
-----
the U.S. District Court for the District of Minnesota and primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications. Relators in this case do not quantify the alleged damages, but seek the full range of treble damages, civil penalties, and attorney fees available under the FCA.

     Since qui tam cases assert rights on behalf of the U.S. Government, the Department of Justice ("DoJ") has the statutory right to intervene in such cases and essentially take control of such litigation. Historically, DoJ has chosen to intervene in cases which appear to offer relatively better prospects of ultimate recovery. DoJ investigated the Seman matter and declined to intervene. The Company has filed an answer denying the material allegations in the Seman case. Management does not believe the outcome of this case will have a material adverse effect on the Company.

     The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

ITEM 4.   Submission of Matters a Vote of Security Holders

     None.



ITEM 5.   Market for Registrant's Stock and Related Stockholder Matters

     The Company's common stock is not publicly traded. As of March 1, 2000, there were forty holders of record of the Company's common stock. No dividends were paid in 1999. In addition, the Company's Senior Subordinated Notes include provisions restricting its ability to pay dividends in the future. See Note 8 to the Consolidated Financial Statements in Item 8 for further information.

Item 6.   Selected Financial Data (In thousands)

The selected financial data presented below are derived from the Company's consolidated financial statements, audited by Ernst & Young and should be read in conjunction with such audited statements and the notes that are included in
Item 8.

                           (In thousands)                 Nine months    ||   Three months
                                                             ended       ||       ended
                              Year ended December 31,     September 30,  ||    December 31,      Year ended December 31,
                              1995           1996             1997       ||        1997            1998           1999
                           --------------------------------------------  ||  --------------------------------------------
                                 (Predecessor)                           ||
                                                                         ||
Net sales                  $     967,553     $1,029,333   $   913,925    ||  $    342,627       $1,217,555    $1,213,526
                                                                         ||
Net income(loss)                 107,665         98,170        68,893    ||       (36,259)        (120,007)        1,541
                                                                         ||
Total assets                     569,604        644,979       610,475    ||     1,246,083          989,741       873,998
                                                                         ||
Long term debt                                                           ||       647,800          490,343       326,757

Note: As a result of the Acquisition and the related revaluation of assets, net income and total assets for periods ended after September 30, 1997 are not comparable to prior periods.

     Information for Iron Horse is identical except its total assets were $991,080 and $875,337 at December 31, 1998 and 1999, respectively and its net income(loss) was ($116,462) and $1,477 for the years ended December 31, 1998 and 1999, respectively.

ITEM 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

Introduction

     In October 1997, the Company's direct parent, Iron Horse, was funded with $173 million of equity capital from several partnerships controlled by The Carlyle Group. The equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in UDLP for $880.0 million from FMC and Harsco. This price was subsequently adjusted downward by $16.1 million to reflect adjustment clauses in the Acquisition Agreement.

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

Overview

     Variability in Quarterly and Annual Performance. The Company's operating performance frequently varies significantly from period to period, depending upon the terms and schedules for the Company's contracts, export sales, and, in particular, the award or expiration of one or more contracts and the timing of manufacturing and delivery of products under such contracts. As a result, period-to-period comparisons may show substantial increases and decreases disproportionate to underlying business activity and results for any given period should not be considered indicative of longer-term results.

     Medium Force Brigade. Beginning with a public announcement by the U.S. Army's Chief of Staff in October 1999, the Army has embarked upon an initiative to transform a significant portion, and perhaps as much as half, of its combat forces to a lighter and more rapidly deployable form known as the "medium force." The conceptual essence of the medium force appears to be that it would be lighter and less-heavily armed and armored than the Army's existing so-called heavy forces (which currently constitute approximately six out of the Army's total of ten divisions), but more lethal and survivable than the Army's current light forces (currently approximately four divisions). The medium force would take the form of a series of so-called Brigade Combat Teams (BCT) each equipped with 300-400 combat vehicles. The Army has indicated that such vehicles (currently referred to as medium armored vehicles, or MAVs) must be transportable on the C130 aircraft (DoD's smallest aircraft capable of transporting vehicles on a so-called roll-on, roll-off basis), and the Army leadership has also expressed a predisposition that the new BCT vehicles be wheeled. For military combat vehicles, there are substantial manufacturing, design and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles.

     Beyond a token experimental or test force of perhaps 200 vehicles, the extent to which the Army would ultimately purchase MAVs will depend upon such factors as testing results, evaluation of competing vehicles within DoD, and the availability of acquisition funds for such vehicles in light of competitive budgetary pressures from other DoD programs as well as non-military funding requirements. For example, a recent public estimate that the MAV price tag could total $10 billion over approximately six years would mean that the corresponding level of Army acquisition spending in recent years would need to more than double.

     To whatever extent the Army were to procure MAVs, the Company would likely be affected in two ways. First, any purchase of MAVs from the Company would tend to improve the Company's sales and profits; and conversely, purchases of MAVs from the Company's competitors would tend to strengthen such competitors and depress the Company's revenues and profits. Second, funds used by the Army to purchase MAVs (whether from the Company or its competitors) may well be derived, at least in part, by cutting back or cancelling other Army acquisition programs, including programs involving the Company's other product lines. Indeed, in January 2000 the press began to report widely that the Army intended to cancel both the C2V and Grizzly programs and to restructure the Crusader program (all three programs are described above under Item 1, Description of Business) in order to free up funds for the procurement of MAVs.

     The Company strongly believes that certain of its current products, particularly the M8 and the MTVL (see Item 1, Description of Business, above), would fulfill the Army's emerging requirements for MAVs with stronger capability, earlier availability, and at lower cost than any comparable wheeled vehicle. It remains uncertain, however, whether, when, or to what extent the Army will actually procure MAVs, as well as what final technical and performance requirements (which might or might not favor a wheeled rather than a tracked vehicle, or vice versa) the Army might ultimately announce as governing any MAV procurement. To whatever extent the Army were to procure MAVs, there can be no assurance that any portion(s) of such procurement would be from the Company, and/or that Army programs for the Company's other products would not be reduced in scale or cancelled in order to make funds available for the procurement of MAVs.

     Senior Subordinated Notes. The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the Senior Subordinated Notes, but has not attempted to acquire any of the notes yet. This authorization was granted due to the Company's performance of making bank debt prepayments in excess of scheduled amortization payments.

     The Company will consider purchasing the Senior Subordinated Notes in the open market if market conditions are appropriate and if excess cash is available to make a purchase. However, the Company may decide to continue to apply any excess cash balances towards the prepayment of bank debt as it has to date.

Results of Operations

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Revenue. Revenue for 1999 was $1,213.5 million, a slight decline of $4.0 million or 0.3%, from 1998. The lower revenue was largely due to the wind down of the Paladin artillery upgrade program at the end of the second quarter of 1999 and the completion of the self-propelled howitzer and the M113 shipments to foreign customers. This decline was offset by higher revenue from the shipments of vertical launcher systems, increased billings for the Crusader program, and new deliveries of M9 armored combat earth movers, self propelled howitzers and rebuilt AAV7 amphibious vehicles.

     Gross Profit. Gross profit increased $103.4 million, or 87.4%, to $221.6 million for 1999 from $118.3 million for 1998. The gross profit rate improved
8.6 percentage points to 18.3% for 1999. The improvement in 1999 was due to lower costs related to assets revalued in connection with the Acquisition. In 1998 reserves were established including a sizeable non-cash pension charge for restructuring the Company's Armament Systems Division, the write-off of unusable, capitalized software and other impaired assets which did not recur in 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $167.9 million in 1999, a decrease of $9.6 million, or 5.4% from 1998. The marginal decrease in expenses is attributable to lower depreciation and amortization of goodwill and other intangible assets related to assets revalued in connection with the Acquisition.

     Earnings from Foreign Affiliates. Earnings from foreign affiliates were $.5 million in 1999, a decline of $5.7 million from 1998. The decline was due to the establishment of additional reserves for the potential offset penalty for the joint venture in Turkey equivalent to dividends received from the venture in 1999.

     Interest Expense. Net interest expense including the amortization of financing costs was $37.0 million for 1999 which was $13.7 million or 27.1% lower than 1998. The decline in interest expense was the result of lower debt levels in 1999.

     Net Income. As a result of the foregoing, the Company earned net income of $1.5 million for 1999 compared with a net loss of $120.0 million for 1998.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Revenue. Revenue for 1998 was $1,217.6 million, a decline of $39.0 million or 3.1%, from 1997. The lower revenue was due to reduced vehicle shipments to foreign customers, lower deliveries of naval five-inch guns and of Paladin artillery upgrades, and the shipment in 1997 of a large component for the Seawolf submarine, which did not recur in 1998. This decline was partially offset by higher revenue from the Crusader contract in 1998, the shipment of ammunition supply vehicles, and higher engineering sales such as for development contracts.

     Gross Profit. Gross profit declined $59.2 million, or 33.4%, to $118.3 million for 1998 from $177.5 million for 1997. The gross profit rate deteriorated 4.4 percentage points to 9.7% for 1998. The decline is a result of a full year of amortization in 1998 related to assets revalued in the Acquisition versus only one quarter of amortization in 1997, the establishment of reserves including a sizeable non-cash pension charge for restructuring the Company's Armament Systems Division, the write-off of unusable, capitalized software and other impaired assets, and the lower revenue described above. Reserves established for contracting issues and downward adjustments to contract profit estimates in 1997 partially offset the decline.

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

     Interest Expense. Net interest expense including the amortization of financing costs for 1998 was $50.8 million, which was $36.6 million higher than for 1997. The Company began incurring interest expense in the fourth quarter of 1997 associated with debt that was obtained to finance the Acquisition.

     Net Income. As a result of the foregoing, including the addition of interest expense and amortization of assets revalued in connection with the Acquisition discussed earlier, there was a net loss of $120.0 million in 1998 compared with net income of $32.6 million for 1997.

Liquidity, Capital Resources and Financial Condition

     The Company's liquidity requirements depend on a number of factors relative to the timing of production and deliveries under its U.S. government and direct foreign sales ("DFS") contracts. The Company generally receives performance based payments or progress payments on U.S. government contracts based either on meeting performance milestones or on a percentage of contract expenditures, and it generally negotiates for the payment of advances from customers on DFS contracts. Advances on DFS contracts vary depending on the specific programs involved. These payments reduce the need for Company financed working capital, and changes in working capital between periods are frequently due to program status changes and the level of such payments for the specific programs by period.

     Cash provided by operating activities. Cash provided by operating activities for 1999, 1998 and 1997 was $189.6 million, $197.3 million and $194.8 million, respectively. During 1999 the majority of cash was generated from net income plus depreciation and amortization of $137.4 million, and significant collections of progress payments from U.S. Government and foreign advance payments. In 1998 the Company likewise generated a high volume of cash resulting from net income plus depreciation and amortization of $58.0 million, and sizeable reductions in receivables and inventories as the U.S. government payment office paid all billings received by a certain deadline, and the Company aggresively reduced inventories consistent with shipping schedules. Cash flow was also high in 1997 due to net income plus depreciation and amortization of $98.6 million, plus significant reductions in inventory resulting from major shipments to foreign customers in Thailand, Austria and Brazil and also of VLS launchers.

     Cash flow has essentially remained consistent in the last three years. Cash provided by operating activities is anticipated to be considerably lower in 2000 than in recent years as the Company expects that it will need to increase working capital in connection with the Company's anticipated workload under current contracts. In recent years, the Company has been able to generate substantial cash from reducing working capital.

     Cash used in investing activities.   Capital spending in 1999 was $25.2
million compared with $24.0 million in 1998 and $39.6 million in 1997. The Company received $16.1 million in 1998 representing a downward purchase price adjustment related to the

Acquisition. 1997 includes a cash use of $838.9 million representing the payment of the Acquisition purchase price net of cash on hand at the closing.

     Financing activities. In 1998, the Company raised $6.1 million from the sale of additional shares of its common stock to certain officers, directors and other management members of the Company and to individuals affiliated with Iron Horse. In 1997, the Company raised $707.0 million of debt and $173.0 million of equity to finance the Acquisition and paid $28.7 million associated with the Acquisition transaction costs. Cash used for financing activities included the pay down of $157.1 million in debt for 1999, $152.8 million for 1998 and $47.2 million for 1997. Also, $114.4 million was distributed to FMC and Harsco in 1997.

Impact of The Year 2000 ("Y2K")

     Each of the Company's divisions executed a Y2K program to identify, assess and remediate Y2K problems. The approach was a five-phase strategy of awareness, assessment, renovation, validation and implementation. Contingency and business recovery plans were developed to address unexpected critical systems failures.

     The Company experienced no material Y2K-related impacts before, during or after the millennium rollover.

     In order to obviate Y2K problems, the Company spent $30.1 million repairing or replacing existing business and information technology computing systems and assets with embedded systems.

     The Company will monitor systems during the first quarter of 2000 to ensure continued systems operation and supply line deliveries.

ITEM 7A.  Market Risk

     In October 1997, the Company entered into a three-year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement entitles the Company to pay a base interest rate amount of 5.75%, in return for the right to receive a floating interest rate which is based on the three-month LIBOR as of the quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6.99% the base interest rate is adjusted to the then effective LIBOR up to a maximum rate of 9%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

     As of December 1999, the Company had debt totaling $350 million of which $150 million were subject to variable interest rates.

ITEM 8.   Consolidated Financial Statements and Supplementary Data

     The following consolidated financial statements of Iron Horse Investors, L.L.C. and United Defense Industries, Inc. are provided in response to the requirements of Item 8:

IRON HORSE INVESTORS, L.L.C. AND UDLP
Report of Independent Auditors..............................................       F1

Consolidated Balance Sheets as of December 31, 1998 and 1999................       F2
Consolidated Statements of  Operations for the nine months ended
     September 30, 1997, the three months ended
     December 31, 1997, and the years ended December 31, 1998 and 1999......       F3
Consolidated Statements of Partners' Capital and Members' Capital
     for the nine months ended September 30, 1997, the three months ended
     December 31, 1997, and the years ended December 31, 1998 and 1999......       F4
Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997, the three months ended December 31, 1997,
     and the years ended December 31, 1998 and 1999.........................       F5

Notes to Consolidated Financial Statements..................................   F6- 22

UNITED DEFENSE INDUSTRIES, INC. and UDLP
Report of Independent Auditors..............................................      F23

Consolidated Balance Sheets as of December 31, 1998 and 1999................      F24
Consolidated Statements of  Operations for the nine months ended
     September 30, 1997, the three months ended
     December 31, 1997, and the years ended December 31, 1998 and 1999......      F25
Consolidated Statements of Partners' Capital and Members' Capital
     for the nine months ended September 30, 1997, the three months ended
     December 31, 1997, and the years ended December 31, 1998 and 1999......      F26
Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997, the three months ended December 31, 1997,
     and the years ended December 31, 1998 and 1999.........................      F27

Notes to Consolidated Financial Statements..................................  F28- 45

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

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Iron Horse Investors, L.L.C.

We have audited the accompanying consolidated balance sheets of Iron Horse Investors, L.L.C. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999. We have also audited the consolidated statements of operations, partners' capital, and cash flows of United Defense, L.P. (predecessor) and subsidiaries for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Horse Investors, L.L.C. and subsidiaries at December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, and the consolidated results of operations and cash flows of United Defense, L.P. and subsidiaries for the nine months ended September 30, 1997, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young LLP

January 31, 2000
Washington D.C.

                         Iron Horse Investors, L.L.C.
                          Consolidated Balance Sheets

                                (In thousands)

Assets                                                         December 31, 1998    December 31, 1999
                                                              ---------------------------------------
Current assets:
     Cash and marketable securities                                  $    85,520           $   94,325
     Trade receivables                                                    64,395               57,198
     Inventories                                                         254,343              254,750
     Other current assets                                                  4,255                4,056
                                                              ---------------------------------------
  Total current assets                                                   408,513              410,329

Property, plant and equipment, net                                       122,721               84,693

Intangible assets, net                                                   330,024              254,276
Prepaid pension and postretirement benefit cost                          123,912              119,883
Other assets                                                               5,910                6,156
                                                              ---------------------------------------
Total assets                                                         $   991,080           $  875,337
                                                              =======================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                               $    16,643           $   23,086
     Accounts payable, trade and other                                    88,497               64,639
     Advanced payments                                                   258,395              303,065
     Accrued and other liabilities                                        75,832               91,340
                                                              ---------------------------------------
     Total current liabilities                                           439,367              482,130

Long-term liabilities net of current portion:
    Accrued pension and postretirement benefit cost                       14,610                5,075
    Long-term debt                                                       490,343              326,757
    Other liabilities                                                     22,630               35,675
                                                              ---------------------------------------
Total liabilities                                                        966,950              849,637

Minority interest                                                          3,851                3,944

Commitments and contingencies (Notes 8 & 9)

Members' capital                                                          20,279               21,756
                                                              ---------------------------------------

Total liabilities and members' capital                               $   991,080           $  875,337
                                                              =======================================



See accompanying notes.

                         Iron Horse Investors, L.L.C.
                     Consolidated Statements of Operations

                                (In thousands)

                                              Nine months      ||  Three months           Year               Year
                                                  ended        ||     ended              ended               ended
                                             September 30,     ||   December 31,       December 31,       December 31,
                                                 1997          ||      1997               1998               1999
                                           --------------------||------------------------------------------------------
                                                               ||
Revenue:                                                       ||
     Sales                                          $913,925   ||      $342,627         $1,217,555         $1,213,526
                                                               ||
Costs and expenses:                                            ||
     Cost of sales                                   754,977   ||       324,123          1,099,291            991,907
     Selling, general and                                      ||
      administrative expenses                         91,413   ||        34,947            177,449            167,877
     Research and development                         12,096   ||         4,558             13,021             12,782
                                           --------------------||----------------------------------------------------
          Total expenses                             858,486   ||       363,628          1,289,761          1,172,566
                                                               ||
     Earnings related to investments                           ||
        in foreign affiliates                         13,521   ||           432              6,208                533
                                           --------------------||----------------------------------------------------
Income(loss) from operations                          68,960   ||       (20,569)           (65,998)            41,493
                                                               ||
Other income (expense):                                        ||
     Interest income                                   1,456   ||             -              1,396              1,820
     Interest expense                                      -   ||       (15,622)           (52,155)           (38,835)
     Miscellaneous, net                                    -   ||           (68)                 -                  -
                                           --------------------||----------------------------------------------------
Total other income (expense)                           1,456   ||       (15,690)           (50,759)           (37,015)
                                           --------------------||-----------------------------------------------------
                                                               ||
Income(loss) before income taxes                               ||
      and minority interest                           70,416   ||       (36,259)          (116,757)             4,478
                                                               ||
Provision for income taxes                             1,523   ||             -              3,250              2,937
                                           --------------------||----------------------------------------------------
Income (loss) before minority                                  ||
      interest                                        68,893   ||       (36,259)          (120,007)             1,541
Minority Interest                                          -   ||             -              3,545                (64)
                                           --------------------||----------------------------------------------------
Net income (loss)                                   $ 68,893   ||      ($36,259)        ($ 116,462)        $    1,477
                                           ==========================================================================

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                          Consolidated Statements of
                    Partners' Capital and Members' Capital

                                (In thousands)

                                                      Partners'        Members'
      (Predecessor)                                    Capital         Capital           Total
                                                  ----------------------------------------------
Balance, January 1, 1997                            $   179,638      $        -      $   179,638
Distributions                                          (114,409)              -         (114,409)
Liabilities transferred from FMC                         (3,120)              -           (3,120)
Net income for the nine months
     ended September 30, 1997                            68,893               -           68,893
                                                  ----------------------------------------------
Balance, September 30, 1997                         $   131,002      $        -      $   131,002
                                                  ==============================================
                                                  ==============================================
Balance, October 1, 1997                            $         -      $        -      $         -
Members' contributions                                        -         173,000          173,000
Net loss for the three months
     ended December 31, 1997                                  -         (36,259)         (36,259)
                                                  ----------------------------------------------
Balance, December 31, 1997                                    -         136,741          136,741
Net loss for the year
     ended December 31, 1998                                  -        (116,462)        (116,462)
                                                  ----------------------------------------------
Balance, December 31, 1998                                    -          20,279           20,279
Net income for the year
     ended December 31, 1999                                  -           1,477            1,477
                                                  ----------------------------------------------
Balance, December 31, 1999                          $         -      $   21,756      $    21,756
                                                  ==============================================

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                     Consolidated Statements of Cash Flows

                                                                       (In thousands)

                                                              Nine months   ||  Three months        Year              Year
                                                                 ended      ||      ended           ended            ended
                                                             September 30,  ||  December 31,     December 31,     December 31,
                                                                 1997       ||      1997             1998             1999
                                                        --------------------||------------------------------------------------
                                                                            ||
Operating activities                                                        ||
Net income (loss)                                             $  68,893     ||   ($ 36,259)       ($116,462)      $    1,477
Adjustments to reconcile net income (loss) to cash                          ||
  provided by operating activities:                                         ||
   Depreciation                                                  19,331     ||      20,660           83,153           55,528
   Amortization                                                   9,673     ||      16,263           94,806           80,317
   Minority interest                                                  -     ||           -           (3,545)              64
   Other                                                         (4,039)    ||       9,001            5,291            1,123
Changes in assets and liabilities:                                          ||
   Trade receivables                                              7,600     ||     (13,335)          30,452            7,197
   Inventories                                                   15,546     ||      92,875           76,030             (407)
   Other assets                                                    (745)    ||      (2,187)           1,636              474
   Prepaid pension and postretirement benefit cost               (8,783)    ||      (2,736)          15,519            4,029
   Accounts payable, trade and other                            (14,585)    ||      17,639           (5,144)         (23,858)
   Advanced payments                                             15,082     ||     (12,671)          (3,006)          44,670
   Accrued and other liabilities                                 11,626     ||     (16,717)          14,360           28,554
   Accrued pension and postretirement benefit cost                3,181     ||        (475)           4,212           (9,535)
                                                              --------------||----------------------------------------------
Cash provided by operating activities                           122,780     ||      72,058          197,302          189,633
                                                              --------------||----------------------------------------------
                                                                            ||
Investing activities                                                        ||
   Capital spending                                             (23,722)    ||     (15,893)         (24,020)         (25,246)
   Disposal of property, plant and equipment                      6,938     ||       3,170            7,298            1,532
   Short term investment with FMC Corporation                    19,497     ||           -                -                -
   Purchase of business (net of $11,107 cash acquired)                -     ||    (838,893)               -                -
   Adjustment to purchase price of business                           -     ||           -           16,074                -
                                                            ----------------||----------------------------------------------
Cash provided by (used in) investing activities                   2,713     ||    (851,616)            (648)         (23,714)
                                                            ----------------||----------------------------------------------
                                                                            ||
Financing activities                                                        ||
   Payments on long-term debt                                         -     ||     (47,200)        (152,814)        (157,143)
   Payments for financing and transaction costs                       -     ||     (28,726)               -                -
   Proceeds from issuance of long-term debt                           -     ||     707,000                -                -
   Proceeds from sale of common stock by subsidiary                   -     ||     173,000            6,057               29
   Partners'  distributions                                    (114,409)    ||           -                -                -
                                                            ----------------||----------------------------------------------
Cash (used in) provided by financing activities                (114,409)    ||     804,074         (146,757)        (157,114)
                                                            ----------------||----------------------------------------------
                                                                            ||
Increase in cash and marketable securities                       11,084     ||      24,516           49,897            8,805
Cash and marketable securities, beginning of period                  23     ||      11,107           35,623           85,520
                                                            ----------------||----------------------------------------------
Cash and marketable securities, end of period                 $  11,107     ||    $ 35,623         $ 85,520       $   94,325
                                                            ================================================================

See accompanying notes.

                         Iron Horse Investors, L.L.C.

                  Notes to Consolidated Financial Statements



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

Investments in Affiliated Companies

     The Company's investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. Dividends received net of amounts accrued for taxes and future obligations were $5.3 million for the nine months ended September 30, 1997, $0 for the three months ended December 31, 1997, and $4.6 million for the year ended December 31, 1998. A provision of $1.1 million was recorded for the year ended December 31, 1999.

     The Company's investment in a foreign joint venture in Saudi Arabia is accounted for by using the equity method. Equity in earnings from this investment was $8.2 million for the nine months ended September 30, 1997, $0.4 million for the three months ended December 31, 1997, $1.6 million for the year ended December 31, 1998, and $1.6 million for the year ended December 31, 1999.

                         Iron Horse Investors, L.L.C.

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

                         Iron Horse Investors, L.L.C.

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

4. Inventories

     The majority of the Company's inventories are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

     The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998 and December 31, 1999.

5. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                       December 31
                                                  1998             1999
                                              ------------------------------
     Buildings                                  $ 38,213         $  39,978
     Machinery and equipment                     160,788           166,257
     Land and improvements                         7,802             8,126
     Construction in progress                      7,500             7,754
                                              ------------------------------
                                                 214,303           222,115
     Less: accumulated depreciation              (91,582)         (137,422)
                                              ------------------------------
     Net property, plant and equipment          $122,721         $  84,693
                                              ==============================

                         Iron Horse Investors, L.L.C.

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                      December 31
                                                1998              1999
                                             ------------------------------
     Software and other intangibles            $ 75,200         $  92,119
     Firm business and ongoing programs         225,103           225,103
     Goodwill                                   125,130           124,339
                                             ------------------------------
                                                425,433           441,561
     Less:  accumulated amortization            (95,409)         (187,285)
                                             ------------------------------
     Net intangible assets                     $330,024         $ 254,276
                                             ==============================

     The Company's software and other intangibles are being amortized over their estimated useful lives on a straight-line basis over three to five years or using other methods based on revenues of related contracts or programs. The excess of purchase cost over the fair value of the net assets acquired (goodwill) that resulted from the application of purchase accounting for the acquisition of UDLP is being amortized over thirty years.

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

                         Iron Horse Investors, L.L.C.

     The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1998 and 1999 are as follows (in thousands):

                                                       Pension Benefits                     Postretirement Benefits
                                                  1998                 1999                1998                 1999
                                               -------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year        $    348,199            $442,651            $  52,992             $54,795
Service cost                                         11,751              13,747                1,382               1,489
Interest cost                                        27,017              27,982                3,515               3,420
Net benefits paid, including settlements            (22,289)            (25,174)              (4,330)             (5,594)
Actuarial (gain) loss                                61,576             (38,130)               1,236              (4,923)
Plan amendments                                           -               1,238                    -                   -
Special termination benefits and
   curtailments                                      16,397                   -                    -                   -
                                               -------------------------------------------------------------------------
Benefit obligation at end of year                   442,651             422,314               54,795              49,187

Change in plan assets
Fair value of plan assets at beginning of
   year                                             480,522             548,003               49,702              60,412
Assets transferred from Sellers                       4,469                   -                    -                   -
Actual return on plan assets                         82,668              13,874               12,830              (6,558)
Employer contributions                                2,633               1,066                2,210               3,568
Net benefits paid, including settlements            (22,289)            (25,174)              (4,330)             (5,594)
                                               -------------------------------------------------------------------------
Fair value of plan assets at end of year            548,003             537,769               60,412              51,828
                                               -------------------------------------------------------------------------

Funded status                                       105,352             115,455                5,617               2,641
Unrecognized actuarial (gain) loss                    1,626              (6,012)              (7,420)             (1,514)
Unrecognized prior service cost                       4,127               4,238                    -                   -
                                               -------------------------------------------------------------------------
Net amount recognized                          $    111,105            $113,681            $  (1,803)            $ 1,127
                                               =========================================================================

Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid pension and  postretirement
  benefit cost                                 $    123,912            $118,756            $      -              $ 1,127
  Accrued pension and postretirement
  benefit cost                                      (12,807)             (5,075)             (1,803)                   -
                                               -------------------------------------------------------------------------
Net amount recognized                          $    111,105            $113,681            $ (1,803)             $ 1,127
                                               =========================================================================

                         Iron Horse Investors, L.L.C.

The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999:

                                              Nine months          Three months            Year                 Year
                                                 ended                 ended               ended                Ended
                                             September 30,         December 31,         December 31,         December 31,
                                                  1997                 1997                 1998                1999
                                           ---------------------------------------------------------------------------------
Weighted-average assumptions
Discount rate                                     8.00%               7.00%                 6.50%                7.50%
Expected return on plan assets                    9.62%               9.00%                 9.00%                9.00%
Rate of compensation increase                     5.00%               4.00%                 3.50%                5.00%

The following tables show the components of the net periodic benefit cost (in thousands):

                                                            ||           Pension Benefits
                                                            ||           ----------------
                                             Nine months    ||   Three months            Year               Year
                                               ended        ||      ended                ended              ended
                                            September 30,   ||   December 31,         December 31,       December 31,
                                                1997        ||      1997                 1998               1999
                                          ------------------||--------------------------------------------------------
                                                            ||
Service cost                              $     7,286       ||   $   3,275            $ 11,751           $ 13,747
Interest cost                                  16,309       ||       5,941              27,017             27,982
Expected return on plan assets                (27,721)      ||     (10,512)            (43,080)           (45,213)
Net amortization and recognized losses          1,172       ||           -                 703              1,324
Special termination benefits and                            ||
   curtailments                                 3,992       ||           -              27,500                650
                                          ------------------||--------------------------------------------------------
Net periodic benefit cost (income)        $     1,038       ||   $  (1,296)           $ 23,891           $ (1,510)
                                          ============================================================================

                         Iron Horse Investors, L.L.C.

                                                           ||       Postretirement  Benefits
                                                           ||       ------------------------
                                            Nine months    ||   Three months             Year               Year
                                               ended       ||       ended               ended               ended
                                            September 30,  ||    December 31,         December 31,       December 31,
                                                1997       ||       1997                 1998               1999
                                          -----------------||---------------------------------------------------------
                                                           ||
Service cost                                   $   901     ||   $    300              $  1,382           $  1,489
Interest cost                                    2,985     ||        898                 3,515              3,420
Expected return on plan assets                  (2,761)    ||     (1,076)               (4,422)            (4,797)
Net amortization and recognized losses          (1,043)    ||          -                     -                  -
                                        -------------------||---------------------------------------------------------
Net periodic benefit cost                      $    82     ||   $    122              $    475           $    112
                                        ==============================================================================

Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6.7 million, $3.2 million and zero, respectively, at December 31, 1999 and $234.9 million, $187.4 million and $206.3 million, respectively, at December 31, 1998.

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2000. The rate is assumed to decrease gradually to 4% for 2002 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           1% Increase          1% Decrease
                                                         ---------------      ---------------
Effect on total of service and interest cost components        $  224              $  (178)

Effect on the postretirement benefit obligation                $1,679              $(1,378)

                         Iron Horse Investors, L.L.C.

8. Long-term Debt

Borrowings under long-term debt arrangements are as follows:

                                                 December 31
                                            1998             1999
                                       --------------------------------
Senior credit facility                     $306,986         $149,843
Senior subordinated notes                   200,000          200,000
                                       --------------------------------
                                            506,986          349,843
Less: current portion                        16,643           23,086
                                       --------------------------------
                                           $490,343         $326,757
                                       ================================

Senior Credit Facility

     In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $306,986 and $149,843 at December 31, 1998 and 1999, respectively.

     The term loan facilities bear interest at variable rates with a weighted
average rate of   6.75% and 8.82% at December 31, 1998 and 1999, respectively.
These loans are due through 2006 and provide for quarterly principal payments.

     The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $101 million at December 31, 1999. There was $129 million available under the revolving credit facility at December 31, 1999. The Company is obligated to pay a fee of 0.25% on the unused revolving credit facility.

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

                          Iron Horse Investors, L.L.C

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

Annual Maturities

Annual maturities of long-term debt are as follows (in thousands):

                  Year ended December 31,
                  -----------------------
                            2000                               $ 23,086
                            2001                                 23,086
                            2002                                 23,086
                            2003                                 23,085
                            2004                                      -
                         Thereafter                             257,500
                                                             ------------
                           Total                               $349,843
                                                             ============

     Cash paid for interest was $2.9 million for the three months ended December 31, 1997, $45.4 million for the year ended December 31, 1998 and $36.2 million for the year ended December 31, 1999.

9. Commitments and Contingencies

Operating Leases

     The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999 was $11.7 million, $6.4 million, $13.5 million and $12.4 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $11.4

                          Iron Horse Investors, L.L.C
million in 2000, $11.1 million in 2001, $10.5 million in 2002, $10.3 million in 2003, $9.5 million in 2004 and $9.7 million thereafter.

Legal Proceedings

     Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The lawsuit has been dismissed in response to pretrial motions by the Company. Management does not believe that any appeal by Alliant of the dismissals would succeed, or that, even in the case of a successful appeal, Alliant's suit would have a material adverse effect on the Company.

     The Company and its prior owners are also the defendants in a so-called qui tam case filed under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division in Fridley, Minnesota, U.S. ex rel. Shukla v. United Defense, L.P., et al. The FCA, among
           --------------------------------------------------
other things, permits private parties to seek, on behalf of the U.S. Government, recovery of amounts which under certain circumstances have been improperly claimed from the government by its contractors. Beyond recovery of the Government's actual damages, the FCA also authorizes the recovery of multiple penalties, and provides as well that the private plaintiffs may personally receive 15-30% of any recovery obtained. The case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in the case. The Company has filed an answer denying the material allegations in the case. Management does not believe the outcome of this case will have a material adverse effect on the Company.

     The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

Environmental Matters

     The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating

                          Iron Horse Investors, L.L.C
costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government (Allowable Costs).

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

Turkey Joint Venture Offset Reserves

     The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 to meet the "offset" requirements of the contract or pay a penalty of 9% of the unpaid offset obligations. Such payment could be as high as $37 million if no additional offset sales are completed. Production from a potential award which would approximately halve the remaining liability is currently being pursued. There can be no assurance that the joint venture will be able to complete this potential sale, otherwise fulfill its offset obligations or renegotiate an acceptable alternative. The Company has established reserves for its share of the potential "offset" obligation at December 31, 1999.

10. Subsidiary Equity Plans

     During 1998, UDI adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,500,000 shares of common stock were reserved for issuance at December 31, 1998. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.

                          Iron Horse Investors, L.L.C

Common stock options activity is as follows:

                                                                            Year ended
                                                                         December 31, 1999
                                                                       ---------------------
     Options granted during 1998 and outstanding at December 31,
        1998                                                                    1,436,000
     Options granted                                                               31,000
     Options canceled                                                               6,200
     Options exercised                                                              2,900
                                                                       ---------------------
     Options outstanding at December 31, 1999                                   1,457,900
                                                                       =====================
     Options exercisable December 31, 1999                                        418,425
                                                                       =====================

     Options were granted at $10 per share during the year ended December 31, 1998 and had an estimated grant date fair value of $4.51 per option. Options granted in 1999 were at $20 per share and had an estimated grant date fair value of $9.56 per option. The weighted-average exercise price and weighted-average remaining contractual life of the stock options outstanding at December 31, 1999 was $10.40 and nine years, respectively.

     Had compensation cost for the UDI's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have increased by approximatley $560,000, and the net income in 1999 would have decreased by approximately $1,459,000. The effect of applying SFAS No. 123 on the net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998 and 1999: dividend yield of 0%; risk-free interest rate of 6% and 6.5% respectively; and expected life of the option term of 10 years.

Employee Stock Purchase Plan

     Under an Employee Stock Purchase Plan (the "ESPP") adopted by UDI, certain employees are provided the opportunity to purchase shares of UDI's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by UDI. Related loans including interest at 7.5%, are due in five years. During 1998, 739,624 shares were sold at a price of $10 per share.

                          Iron Horse Investors, L.L.C

11. Income Taxes

     The provision for income taxes for the nine months ended September 30, 1997 and the year ended December 31, 1998 was solely for federal income taxes payable by the Company's Foreign Sales Corporation ("FSC") subsidiary. The FSC paid income taxes amounting to $1.1 million, $3.3 million, and $1.7 million during the nine months ended September 30, 1997, and the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 1999, the provision for income taxes also includes alternative minimum tax currently payable by the Company of $1.2 million.

The components of the net deferred tax asset are as follows (in thousands):

                                                                           December 31
                                                                     1998               1999
                                                              --------------------------------------
      Deferred tax assets:
        Accrued expenses                                            $  42,224            $ 43,113
        Net operating loss carryforwards                              111,110              88,093
        Depreciation                                                   22,496              13,701
        Other                                                               -               2,954
                                                              --------------------------------------
                                                                      175,830             147,861
      Deferred tax liabilities:
        Intangibles, accrued compensation, and benefits              (109,634)            (84,994)
        Other                                                          (1,799)                  -
                                                              --------------------------------------
                                                                     (111,433)            (84,994
                                                              --------------------------------------

      Net deferred tax asset                                           64,397              62,867
      Valuation allowance                                             (64,397)            (62,867)
                                                              --------------------------------------
        Net deferred taxes on balance sheet                         $       -            $      -
                                                              ======================================

     The net deferred tax asset at December 31, 1998 and 1999 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

     The Company has approximately $220 million in net operating loss carryforwards which expire at varying dates through 2018.

                          Iron Horse Investors, L.L.C

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

     The fair value of interest rate instruments are the estimated amounts the Company would have to pay to terminate the agreement, taking into account the current interest rates and the creditworthiness of the parties to the agreement. At December 31, 1999, the termination value of the swap (i.e., the fair value) was $.7 million in favor of the Company.

     The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1998, the fair market value of the Company's long-term debt was estimated to be $307.0 million and $202.0 million for the senior credit facility and subordinated debt, respectively. At December 31, 1999, the fair market value of the Company's long-term debt was estimated to be $149.8 million and $191.5 million for the senior credit facility and subordinated debt, respectively.

13. Significant Customer and Export Sales

     Sales to various agencies of the U.S. Government aggregated $625.5 million, $203.1 million, $968.3 million and $995.0 million during the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999, respectively.

     At December 31, 1998 and 1999, trade accounts receivable from the U.S. Government totaled $50.8 million and $29.8 million, respectively.

                          Iron Horse Investors, L.L.C

     Export sales, including sales to foreign governments transacted through the U.S. Government, were $264.5 million, $89.1 million, $230.3 million and $218.6 million during the nine months ended September 30, 1997, the three months ended December 31, 1997, the years ended December 31, 1998 and 1999, respectively.

14. Related Party Transactions

     Through September 30, 1997, UDLP contracted with FMC for various administrative and support services. These services included computer services, systems and programming, data communications, employee relocation support, payroll processing, insurance and general management support. During the nine months ended September 30, 1997, UDLP paid $22.3 million to FMC for their support.

     UDLP also leased office and manufacturing facilities in San Jose, California from FMC. Under the lease agreement monthly rent payments were comprised of fixed base rent plus depreciation on the facilities. During the nine months ended September 30, 1997, UDLP incurred rent amounting to $2.6 million under this lease.

     Upon the acquisition of UDLP by the Company in 1997, Carlyle was paid $4.5 million, which was included in the transaction costs for advisory services related to the placement of the Senior and Senior Subordinated financing. Additionally, during 1998 Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a charge to operations of $2.0 million. The management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, the Company recorded $0.5 million, $2.0 million and $2.0 million, respectively, of charges relating to these services.

15. Restructuring

     During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at the Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. In 1998 the Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge will not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. There were no adjustments to the recorded provisions during 1999. Remaining accrued expenses are $ 1.6 million at December

                          Iron Horse Investors, L.L.C

31, 1999. The Company anticipates the restructuring activity will be complete in the third quarter 2000 with the final relocation of production to another site.

16. Employees' Thrift Plan

     Substantially all of the Company's employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $7.1 million, $1.4 million, $8.1 million, and $8.1 million, in the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999, respectively.

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
United Defense Industries, Inc.

We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. (a wholly owned subsidiary of Iron Horse Investors, L.L.C.) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999. We have also audited the consolidated statements of operations, partners' capital, and cash flows of United Defense, L.P. (predecessor) and subsidiaries for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and subsidiaries at December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, and the consolidated results of operations and cash flows of United Defense, L.P. and subsidiaries for the nine months ended September 30, 1997, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young LLP

January 31, 2000
Washington D.C.

                        United Defense Industries, Inc.
                          Consolidated Balance Sheets

                                (In thousands)


Assets                                                            December 31, 1998        December 31, 1999
                                                              ------------------------------------------------
Current assets:
   Cash and marketable securities                                            $85,520                  $94,325
   Trade receivables                                                          64,395                   57,198
   Inventories                                                               254,343                  254,750
   Other current assets                                                        4,255                    4,056
                                                              ------------------------------------------------
  Total current assets                                                       408,513                  410,329

Property, plant and equipment, net                                           122,721                   84,693

Intangible assets, net                                                       330,024                  254,276
Prepaid pension and postretirement cost                                      123,912                  119,883
Other assets                                                                   4,571                    4,817
                                                              ------------------------------------------------
Total assets                                                                $989,741                 $873,998
                                                              ================================================

Liabilities and Equity
Current liabilities:
   Current portion of long-term debt                                         $16,643                  $23,086
   Accounts payable, trade and other                                          88,497                   64,639
   Advanced payments                                                         258,395                  303,065
   Accrued and other liabilities                                              75,832                   91,340
                                                              ------------------------------------------------
   Total current liabilities                                                 439,367                  482,130

Long-term liabilities net of current portion:
   Accrued pension and postretirement cost                                    14,610                    5,075
   Long-term debt                                                            490,343                  326,757
   Other liabilities                                                          22,630                   35,675
                                                              ------------------------------------------------
Total liabilities                                                            966,950                  849,637

Commitments and contingencies (Notes 8 & 9)

Stockholders' Equity:
   Common Stock $.01 par value, 20,000,000 authorized;
   18,039,624 and 18,042,524 issued and outstanding
   at December 31, 1998 and 1999                                                 180                      180
   Additional paid-in-capital                                                180,216                  180,245
   Stockholders' loans                                                        (1,339)                  (1,339)
   Retained deficit                                                         (156,266)                (154,725)
                                                              ------------------------------------------------
   Total stockholders' equity                                                 22,791                   24,361
                                                              ------------------------------------------------

Total liabilities and stockholders' equity                                  $989,741                 $873,998
                                                              ================================================

See accompanying notes.

                        United Defense Industries, Inc.
                     Consolidated Statements of Operations

                                (In thousands)

                                                       Nine months    ||    Three months            Year                Year
                                                          ended       ||       ended               ended                ended
                                                      September 30,   ||    December 31,         December 31,        December 31,
                                                           1997       ||        1997                1998                1999
                                                   -------------------||-----------------------------------------------------------
                                                                      ||
Revenue:                                                              ||
   Sales                                                 $913,925     ||      $342,627            $1,217,555          $1,213,526
                                                                      ||
Costs and expenses:                                                   ||
   Cost of sales                                          754,977     ||       324,123             1,099,291             991,907
   Selling, general and                                               ||
    administrative expenses                                91,413     ||        34,947               177,449             167,877
   Research and development                                12,096     ||         4,558                13,021              12,782
                                                   -------------------||-----------------------------------------------------------
        Total expenses                                    858,486     ||       363,628             1,289,761           1,172,566
                                                                      ||
   Earnings related to investments                                    ||
    in foreign affiliates                                  13,521     ||           432                 6,208                 533
                                                   -------------------||-----------------------------------------------------------
Income(loss) from operations                               68,960     ||       (20,569)              (65,998)             41,493
                                                                      ||
Other income (expense):                                               ||
   Interest income                                          1,456     ||             -                 1,396               1,820
   Interest expense                                             -     ||       (15,622)              (52,155)            (38,835)
   Miscellaneous, net                                           -     ||           (68)                    -                   -
                                                   -------------------||-----------------------------------------------------------
Total other income (expense)                                1,456     ||       (15,690)              (50,759)            (37,015)
                                                   -------------------||-----------------------------------------------------------
                                                                      ||
Income(loss) before income taxes                           70,416     ||       (36,259)             (116,757)              4,478
                                                                      ||
Provision for income taxes                                  1,523     ||             -                 3,250               2,937
                                                   -------------------||-----------------------------------------------------------
                                                                      ||
Net income(loss)                                          $68,893     ||      ($36,259)            ($120,007)             $1,541
                                                   ================================================================================

See accompanying notes.

                        United Defense Industries, Inc.
                          Consolidated Statements of
                  Partners' Capital and Stockholders' Equity

                                (In thousands)

                                                                        Additional
                                            Partners'       Common        Paid-In       Retained      Stockholders'
      (Predecessor)                          Capital        Stock         Capital        Deficit          Loans            Total
                                            --------------------------------------------------------------------------------------
Balance, January 1,1997                     $ 179,638       $      -    $         -     $       -            $    -     $ 179,638
Distributions                                (114,409)             -              -             -                 -      (114,409)
Liabilities transferred from FMC               (3,120)             -              -             -                 -        (3,120)
Net income for the nine months
     ended September 30, 1997                  68,893              -              -             -                 -        68,893
                                            --------------------------------------------------------------------------------------
Balance, September 30, 1997                  $131,002       $      -    $         -     $       -            $    -     $ 131,002
                                            ======================================================================================
                                            ======================================================================================
Balance, October 1, 1997                    $       -       $      -    $         -     $       -            $    -     $       -
Issuance of common stock                            -            173        172,827             -                 -       173,000
Net loss for the three months
     ended December 31, 1997                        -              -              -       (36,259)                -       (36,259)
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1997                          -            173        172,827       (36,259)                -       136,741
Issuance of Common Stock                            -              7          7,389             -            (1,339)        6,057
Net loss for the year
     ended December 31, 1998                        -              -              -      (120,007)                -      (120,007)
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1998                          -            180        180,216      (156,266)          ($1,339)       22,791
Issuance of common stock                            -              -             29             -                 -            29
Net income for the year
     ended December 31, 1999                        -              -              -         1,541                 -         1,541
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1999                  $       -       $    180    $   180,245    ($ 154,725)          ($1,339)    $  24,361
                                            ======================================================================================

See accompanying notes.

                        United Defense Industries, Inc.
                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                             Nine months    ||   Three months      Year            Year
                                                               ended        ||      ended          ended          ended
                                                             September 30,  ||   December 31,    December 31,   December 31,
                                                                1997        ||      1997             1998          1999
                                                             ---------------||---------------------------------------------
                                                                            ||
Operating activities                                                        ||
Net income (loss)                                            $     68,893   ||      ($36,259)      ($120,007)   $     1,541
Adjustments to reconcile net income (loss) to cash                          ||
  provided by operating activities:                                         ||
   Depreciation                                                    19,331   ||        20,660          83,153         55,528
   Amortization                                                     9,673   ||        16,263          94,806         80,317
   Other                                                           (4,039)  ||         9,001           5,291          1,123
Changes in assets and liabilities:                                          ||
   Trade receivables                                                7,600   ||       (13,335)         30,452          7,197
   Inventories                                                     15,546   ||        92,875          76,030           (407)
   Other assets                                                      (745)  ||        (2,187)          1,636            474
   Prepaid pension and postretirement benefit cost                 (8,783)  ||        (2,736)         15,519          4,029
   Accounts payable, trade and other                              (14,585)  ||        17,639          (5,144)       (23,858)
   Advanced payments                                               15,082   ||       (12,671)         (3,006)        44,670
   Accrued and other liabilities                                   11,626   ||       (16,717)         14,360         28,554
   Accrued pension and postretirement benefit cost                  3,181   ||          (475)          4,212         (9,535)
                                                             ---------------||---------------------------------------------
Cash provided by operating activities                             122,780   ||        72,058         197,302        189,633
                                                             ---------------||---------------------------------------------
                                                                            ||
Investing activities                                                        ||
   Capital spending                                               (23,722)  ||       (15,893)        (24,020)       (25,246)
   Disposal of property, plant and equipment                        6,938   ||         3,170           7,298          1,532
   Short term investment with FMC Corporation                      19,497   ||             -               -              -
   Purchase of business (net of $11,107 cash acquired)                  -   ||      (838,893)              -              -
   Adjustment to purchase price of business                             -   ||             -          16,074              -
                                                             ---------------||---------------------------------------------
Cash provided by (used in) investing activities                     2,713   ||      (851,616)           (648)       (23,714)
                                                             ---------------||---------------------------------------------
                                                                            ||
Financing activities                                                        ||
   Partner distributions                                         (114,409)  ||             -               -              -
   Payments on long-term debt                                           -   ||       (47,200)       (152,814)      (157,143)
   Payments for financing and transaction costs                         -   ||       (28,726)              -              -
   Proceeds from issuance of long-term debt                             -   ||       707,000               -              -
   Proceeds from sale of common stock by subsidiary                     -   ||       173,000           6,057             29
                                                             ---------------||---------------------------------------------
Cash (used in) provided by financing activities                  (114,409)  ||       804,074        (146,757)      (157,114)
                                                             ---------------||---------------------------------------------
                                                                            ||
Increase in cash and marketable securities                         11,084   ||        24,516          49,897          8,805
Cash and marketable securities, beginning of period                    23   ||        11,107          35,623         85,520
                                                             ---------------||---------------------------------------------
Cash and marketable securities, end of period                $     11,107   ||   $     35,623    $    85,520    $    94,325
                                                             ==============================================================

See accompanying notes.

                        United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements



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

Investments in Affiliated Companies

     The Company's investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. Dividends received net of amounts accrued for taxes and future obligations were $5.3 million for the nine months ended September 30, 1997, $0 for the three months ended December 31, 1997, and $4.6 million for the year ended December 31, 1998. A provision of $1.1 million was recorded for the year ended December 31, 1999.

     The Company's investment in a foreign joint venture in Saudi Arabia is accounted for by using the equity method. Equity in earnings from this investment was $8.2 million for the nine months ended September 30, 1997, $0.4 million for the three months ended December 31, 1997, $1.6 million for the year ended December 31, 1998, and $1.6 million for the year ended December 31, 1999.

                        United Defense Industries, Inc.

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

                        United Defense Industries, Inc.

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

4. Inventories

     The majority of the Company's inventories are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

     The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998 and December 31, 1999.

                        United Defense Industries, Inc.

5. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                                                December 31
                                                                          1998             1999
                                                                     --------------------------------
     Buildings                                                          $ 38,213          $  39,978
     Machinery and equipment                                             160,788            166,257
     Land and improvements                                                 7,802              8,126
     Construction in progress                                              7,500              7,754
                                                                     --------------------------------
                                                                         214,303            222,115
     Less: accumulated depreciation                                      (91,582)          (137,422)
                                                                     --------------------------------
     Net property, plant and equipment                                  $122,721          $  84,693
                                                                     ================================

6. Intangible Assets

    Intangible assets consist of the following (in thousands):

                                                                               December 31
                                                                          1998             1999
                                                                     -------------------------------
     Software and other intangibles                                     $ 75,200          $  92,119
     Firm business and ongoing programs                                  225,103            225,103
     Goodwill                                                            125,130            124,339
                                                                     --------------------------------
                                                                         425,433            441,561
     Less:  accumulated amortization                                     (95,409)          (187,285)
                                                                     --------------------------------
     Net intangible assets                                              $330,024          $ 254,276
                                                                     ===============================

     The Company's software and other intangibles are being amortized over their estimated useful lives on a straight-line basis over three to five years or using other methods based on revenues of related contracts or programs. The excess of purchase cost over the fair value of the net assets acquired (goodwill) that resulted from the application of purchase accounting for the acquisition of UDLP is being amortized over thirty years.

                        United Defense Industries, Inc.

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

                        United Defense Industries, Inc.

     The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1998 and 1999 are as follows (in thousands):

                                                     Pension Benefits                     Postretirement Benefits
                                                 1998                1999                1998                 1999
                                             ------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year            $348,199            $442,651             $ 52,992             $54,795
Service cost                                         11,751              13,747                1,382               1,489
Interest cost                                        27,017              27,982                3,515               3,420
Net benefits paid, including settlements            (22,289)            (25,174)              (4,330)             (5,594)
Actuarial (gain) loss                                61,576             (38,130)               1,236              (4,923)
Plan amendments                                           -               1,238                    -                   -
Special termination benefits and
  curtailments                                       16,397                   -                    -                   -
                                             ------------------------------------------------------------------------------
Benefit obligation at end of year                   442,651             422,314               54,795              49,187

Change in plan assets
Fair value of plan assets at beginning
  of year                                           480,522             548,003               49,702              60,412
Assets transferred from Sellers                       4,469                   -                    -                   -
Actual return on plan assets                         82,668              13,874               12,830              (6,558)
Employer contributions                                2,633               1,066                2,210               3,568
Net benefits paid, including settlements            (22,289)            (25,174)              (4,330)             (5,594)
                                             ------------------------------------------------------------------------------
Fair value of plan assets at end of year            548,003             537,769               60,412              51,828
                                             ------------------------------------------------------------------------------
Funded status                                       105,352             115,455                5,617               2,641
Unrecognized actuarial (gain) loss                    1,626              (6,012)              (7,420)             (1,514)
Unrecognized prior service cost                       4,127               4,238                    -                   -
                                             ------------------------------------------------------------------------------
Net amount recognized                              $111,105            $113,681              $(1,803)            $ 1,127
                                             ==============================================================================

Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid pension and postretirement
  benefit cost                                     $123,912            $118,756             $     -              $ 1,127
  Accrued pension and postretirement
  benefit cost                                      (12,807)             (5,075)             (1,803)                   -
                                             ------------------------------------------------------------------------------
Net amount recognized                              $111,105            $113,681             $(1,803)             $ 1,127
                                             ===========================================================================

                        United Defense Industries, Inc.

The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999:

                                              Nine months          Three months             Year                 Year
                                                 ended                 ended                ended                Ended
                                             September 30,         December 31,         December 31,         December 31,
                                                 1997                  1997                 1998                 1999
                                        ------------------------------------------------------------------------------------
Weighted-average assumptions
Discount rate                                    8.00%                7.00%                6.50%                7.50%
Expected return on plan assets                   9.62%                9.00%                9.00%                9.00%
Rate of compensation increase                    5.00%                4.00%                3.50%                5.00%

The following tables show the components of the net periodic benefit cost (in thousands):

                                                                         Pension Benefits
                                                                         ----------------
                                             Nine months    ||   Three months            Year               Year
                                                ended       ||       ended               ended              ended
                                            September 30,   ||   December 31,         December 31,       December 31,
                                                 1997       ||       1997                 1998              1999
                                        --------------------||---------------------------------------------------------
                                                            ||
Service cost                                   $  7,286     ||      $  3,275            $ 11,751           $ 13,747
Interest cost                                    16,309     ||         5,941              27,017             27,982
Expected return on plan assets                  (27,721)    ||       (10,512)            (43,080)           (45,213)
Net amortization and recognized losses            1,172     ||             -                 703              1,324
Special termination benefits and                            ||
   curtailments                                   3,992     ||             -              27,500                650
                                        --------------------||---------------------------------------------------------
Net periodic benefit cost (income)             $  1,038     ||      $ (1,296)           $ 23,891           $ (1,510)
                                        ===============================================================================

                        United Defense Industries, Inc.

                                                                     Postretirement  Benefits
                                                                     ------------------------
                                             Nine months    ||   Three months             Year               Year
                                                ended       ||       ended               ended               ended
                                            September 30,   ||   December 31,         December 31,       December 31,
                                                 1997       ||       1997                 1998               1999
                                            ----------------||------------------------------------------------------
                                                            ||
Service cost                                $        901    ||   $       300          $     1,382        $     1,489
Interest cost                                      2,985    ||           898                3,515              3,420
Expected return on plan assets                    (2,761)   ||        (1,076)              (4,422)            (4,797)
Net amortization and recognized losses            (1,043)   ||             -                    -                  -
                                            ----------------||------------------------------------------------------
Net periodic benefit cost                   $         82    ||   $       122          $       475        $       112
                                            ========================================================================

Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6.7 million, $3.2 million and zero, respectively, at December 31, 1999 and $234.9 million, $187.4 million and $206.3 million, respectively, at December 31, 1998.

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2000. The rate is assumed to decrease gradually to 4% for 2002 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           1% Increase            1% Decrease
                                                           -----------            -----------
Effect on total of service and interest cost components    $       224            $      (178)
Effect on the postretirement benefit obligation            $     1,679            $    (1,378)

                        United Defense Industries, Inc.

8.   Long-term Debt

Borrowings under long-term debt arrangements are as follows:

                                                                        December 31
                                                                   1998             1999
                                                              --------------------------------
Senior credit facility                                        $       306,986       $  149,843
Senior subordinated notes                                             200,000          200,000
                                                              --------------------------------
                                                                      506,986          349,843
Less: current portion                                                  16,643           23,086
                                                              --------------------------------
                                                              $       490,343       $  326,757
                                                              ================================

Senior Credit Facility

     In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $306,986 and $149,843 at December 31, 1998 and 1999, respectively.

     The term loan facilities bear interest at variable rates with a weighted
average rate of   6.75% and 8.82% at December 31, 1998 and 1999, respectively.
These loans are due through 2006 and provide for quarterly principal payments.

     The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $101 million at December 31, 1999. There was $129 million available
under the revolving credit facility at December 31, 1999.   The Company is
obligated to pay a fee of 0.25% on the unused revolving credit facility.

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

Annual Maturities

Annual maturities of long-term debt are as follows (in thousands):

        Year ended December 31,
        ----------------------
                2000                           $   23,086
                2001                               23,086
                2002                               23,086
                2003                               23,085
                2004                                    -
             Thereafter                           257,500
                                               ----------
               Total                           $  349,843
                                               ==========

     Cash paid for interest was $2.9 million for the three months ended December 31, 1997, $45.4 million for the year ended December 31, 1998 and $36.2 million for the year ended December 31, 1999.

9. Commitments and Contingencies

Operating Leases

     The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999 was $11.7 million, $6.4 million, $13.5 million and $12.4 million,

                        United Defense Industries, Inc.

respectively. Minimum future rentals under noncancellable leases are estimated to be $11.4 million in 2000, $11.1 million in 2001, $10.5 million in 2002, $10.3 million in 2003, $9.5 million in 2004 and $9.7 million thereafter.

Legal Proceedings

     Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The lawsuit has been dismissed in response to pretrial motions by the Company. Management does not believe that any appeal by Alliant of the dismissals would succeed, or that, even in the case of a successful appeal, Alliant's suit would have a material adverse effect on the Company.

     The Company and its prior owners are also the defendants in a so-called qui tam case filed under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division in Fridley, Minnesota, U.S. ex rel. Shukla v. United Defense L.P., et al. The FCA, among
           -------------------------------------------------
other things, permits private parties to seek, on behalf of the U.S. Government, recovery of amounts which under certain circumstances have been improperly claimed from the government by its contractors. Beyond recovery of the Government's actual damages, the FCA also authorizes the recovery of multiple penalties, and provides as well that the private plaintiffs may personally receive 15-30% of any recovery obtained. The case primarily alleges that the Company improperly obtained payment under various government contracts by supplying components which did not comply with applicable technical specifications. The Department of Justice has declined to intervene in the case. The Company has filed an answer denying the material allegations in the case. Management does not believe the outcome of this case will have a material adverse effect on the Company.

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

                        United Defense Industries, Inc.

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

Turkey Joint Venture Offset Reserves

     The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 to meet the "offset" requirements of the contract or pay a penalty of 9% of the unpaid offset obligations. Such payment could be as high as $37 million if no additional offset sales are completed. Production from a potential award which would approximately halve the remaining liability is currently being pursued. There can be no assurance that the joint venture will be able to complete this potential sale, otherwise fulfill its offset obligations or renegotiate an acceptable alternative. The Company has established reserves for its share of the potential "offset" obligation at December 31, 1999.

10. Stockholders' Equity

Common Stock Options

     During 1998, the Company adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,500,000 shares of common stock were reserved for issuance at December 31, 1998. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.

                        United Defense Industries, Inc.

Common stock options activity is as follows:

                                                                   Year ended
                                                               December 31, 1999
                                                               -----------------

         Options granted during 1998 and outstanding at
         December 31, 1998                                             1,436,000
         Options granted                                                  31,000
         Options canceled                                                  6,200
         Options exercised                                                 2,900
                                                               -----------------
         Options outstanding at December 31, 1999                      1,457,900
                                                               =================
         Options exercisable December 31, 1999                           418,425
                                                               =================

     Options were granted at $10 per share during the year ended December 31, 1998 and had an estimated grant date fair value of $4.51 per option. Options granted in 1999 were at $20 per share and had an estimated grant date fair value of $9.56 per option. The weighted-average exercise price and weighted-average remaining contractual life of the stock options outstanding at December 31, 1999 was $10.40 and nine years, respectively.

     Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have increased by approximately $560,000, and the net income in 1999 would have decreased by approximately $1,459,000. The effect of applying SFAS No. 123 on the net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998 and 1999: dividend yield of 0%; risk-free interest rate of 6% and 6.5%; and expected life of the option term of 10 years.

Employee Stock Purchase Plan

     Under an Employee Stock Purchase Plan (the "ESPP"), certain employees are provided the opportunity to purchase shares of the Company's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by the Company. Related loans including interest at 7.5%, are due in five years. During 1998, 739,624 shares were sold at a price of $10 per share.

                        United Defense Industries, Inc.

11. Income Taxes

     The provision for income taxes for the nine months ended September 30, 1997 and the year ended December 31, 1998 was solely for federal income taxes payable by the Company's Foreign Sales Corporation ("FSC") subsidiary. The FSC paid income taxes amounting to $1.1 million, $3.3 million, and $1.7 million during the nine months ended September 30, 1997, and the years ended December 31, 1998
and 1999, respectively.   For the year ended December 31, 1999, the provision
for income taxes also includes alternative minimum tax currently payable by the Company of $1.2 million.

The components of the net deferred tax asset are as follows (in thousands):

                                                                December 31
                                                              1998       1999
                                                            -------------------
      Deferred tax assets:
        Accrued expenses                                    $  42,224  $ 43,113
        Net operating loss carryforwards                      111,110    88,093
        Depreciation                                           22,496    13,701
        Other                                                       -     2,954
                                                            -------------------
                                                              175,830   147,861
      Deferred tax liabilities:
        Intangibles, accrued compensation, and benefits      (109,634)  (84,994)
        Other                                                  (1,799)        -
                                                            -------------------
                                                             (111,433)  (84,994)


      Net deferred tax asset                                   64,397    62,867
      Valuation allowance                                     (64,397)  (62,867)
                                                            -------------------
        Net deferred taxes on balance sheet                 $       - $       -
                                                            ===================

     The net deferred tax asset at December 31, 1998 and 1999 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

                        United Defense Industries, Inc.

     The Company has approximately $220 million in net operating loss carryforwards which expire at varying dates through 2018.

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

     The fair value of interest rate instruments are the estimated amounts the Company would have to pay to terminate the agreement, taking into account the current interest rates and the creditworthiness of the parties to the agreement. At December 31, 1999, the termination value of the swap (i.e., the fair value) was $.7 million in favor of the Company.

     The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1998, the fair market value of the Company's long-term debt was estimated to be $307.0 million and $202.0 million for the senior credit facility and subordinated debt, respectively. At December 31, 1999, the fair market value of the Company's long-term debt was estimated to be $149.8 million and $191.5 million for the senior credit facility and subordinated debt, respectively.

13. Significant Customer and Export Sales

     Sales to various agencies of the U.S. Government aggregated $625.5 million, $203.1 million, $968.3 million and $995.0 million during the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999, respectively.

                        United Defense Industries, Inc.

     At December 31, 1998 and 1999, trade accounts receivable from the U.S. Government totaled $50.8 million and $29.8 million, respectively.

     Export sales, including sales to foreign governments transacted through the U.S. Government, were $264.5 million, $89.1 million, $230.3 million and $218.6 million during the nine months ended September 30, 1997, the three months ended December 31, 1997, the years ended December 31, 1998 and 1999, respectively.

14. Related Party Transactions

     Through September 30, 1997, UDLP contracted with FMC for various administrative and support services. These services included computer services, systems and programming, data communications, employee relocation support, payroll processing, insurance and general management support. During the nine months ended September 30, 1997, UDLP paid $22.3 million to FMC for their support.

     UDLP also leased office and manufacturing facilities in San Jose, California from FMC. Under the lease agreement monthly rent payments were comprised of fixed base rent plus depreciation on the facilities. During the nine months ended September 30, 1997, UDLP incurred rent amounting to $2.6 million under this lease.

     Upon the acquisition of UDLP by the Company in 1997, Carlyle was paid $4.5 million, which was included in the transaction costs for advisory services related to the placement of the Senior and Senior Subordinated financing. Additionally, during 1998 Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a charge to operations of $2.0 million. The management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, the Company recorded $0.5 million, $2.0 million and $2.0 million, respectively, of charges relating to these services.

15. Restructuring

     During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at the Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. In 1998 the Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge will not

                        United Defense Industries, Inc.

significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. There were no adjustments to the recorded provisions during 1999. Remaining accrued expenses are $ 1.6 million at December 31, 1999. The Company anticipates the restructuring activity will be complete in the third quarter 2000 with the final relocation of production to another site.

16. Employees' Thrift Plan

     Substantially all of the Company's employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $7.1 million, $1.4 million, $8.1 million, and $8.1 million, in the nine months ended September 30, 1997, the three months ended December 31, 1997, and the years ended December 31, 1998 and 1999, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

ITEM 10:  Directors and Executive Officers

     The following table sets forth certain information with respect to the members of the Board of Directors and the executive officers of the Company. Executive officers of the Company are chosen by the Board of Directors and serve at its discretion. The Board of Directors maintains an Executive Committee, a Compensation Committee, and an Audit and Ethics Committee. Bill Conway and Allan Holt serve as President and Chairman, respectively, of Iron Horse; and Peter Clare, Daniel D'Aniello and David Rubenstein each serve as Vice Presidents of Iron Horse. Messrs. D'Aniello and Rubenstein have been Managing Directors of The Carlyle Group for the past six years. Officers of Iron Horse receive no compensation for their position.

                                                                                                                 Years
           Name/1/                                 Position                                      Age          with Co./2/
---------------------------------------------------------------------------------------------------------------------------
 William E. Conway, Jr.       Chairman                                                            50            ------
---------------------------------------------------------------------------------------------------------------------------
 Frank C. Carlucci            Director                                                            69            ------
---------------------------------------------------------------------------------------------------------------------------
 Peter J. Clare               Director                                                            34            ------
---------------------------------------------------------------------------------------------------------------------------
 Allan M. Holt                Director                                                            48            ------
---------------------------------------------------------------------------------------------------------------------------
 Robert M. Kimmitt            Director                                                            52            ------
---------------------------------------------------------------------------------------------------------------------------
 J.H. Binford Peay, III       Director                                                            59            ------
---------------------------------------------------------------------------------------------------------------------------
 John M. Shalikashvili        Director                                                            63            ------
---------------------------------------------------------------------------------------------------------------------------
 Thomas W. Rabaut             Director, President, Chief Executive Officer                        51              22
---------------------------------------------------------------------------------------------------------------------------
 Francis Raborn               Director, Vice President & Chief Financial Officer                  56              22
---------------------------------------------------------------------------------------------------------------------------
 David V. Kolovat             Vice President, General Counsel & Secretary                         55              11
---------------------------------------------------------------------------------------------------------------------------
 Arthur L. Roberts            Vice President, General Manager-International Division              59              32
---------------------------------------------------------------------------------------------------------------------------
 Frederick M. Strader         Vice President, General Manager-Armament Systems Div.               47              19
---------------------------------------------------------------------------------------------------------------------------
 Dennis A. Wagner, III        Vice President, Business Development & Marketing                    49              18
---------------------------------------------------------------------------------------------------------------------------
 Peter C. Woglom              Vice President, General Manager-Ground Systems Division             55              26
---------------------------------------------------------------------------------------------------------------------------

     William E. Conway, Jr. was elected as a Director of the Company in 1997. He has been a Managing Director of The Carlyle Group, a Washington, DC-based global investment firm, since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984 until 1987, and was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway presently serves on the Board of Directors of Nextel Communications, Inc., Global Crossing Ltd., and several privately held companies.

     Frank C. Carlucci was elected as a Director of the Company in 1997. He is Chairman of The Carlyle Group, a Washington, DC-based global investment firm. Prior to joining The Carlyle Group in 1989, Mr. Carlucci served as Secretary of Defense from 1987-1989. Previously, he had served as President Reagan's National Security Advisor in 1987. Mr. Carlucci serves on the following boards: Ashland, Inc.; IRI International Corporation; Kaman Corporation; Neurogen Corporation; Nortel Networks; The Quaker Oats Company; SunResorts, Ltd., NV; Texas Biotechnology Corporation; Pharmacia & Upjohn, Inc., Westinghouse Electric Corporation; and the Board of Trustees for the RAND Corporation and the Advisory Committee of East New York Savings Bank.

________________________
/1/ Prior to the Acquisition, Allan M. Holt was the sole director and President of the Company. Other directors and officers listed above were elected following the Acquisition.
/2/  Includes the Company and its predecessors.

     Peter J. Clare was elected as a Director of the Company in 1997. He is currently a Managing Director with The Carlyle Group, a Washington, DC-based global investment firm, which he joined in 1992. Mr. Clare was previously with First City Capital, a private investment group. From 1987 to 1989, he worked in the mergers and acquisitions and merchant banking groups at Prudential-Bache. Mr. Clare currently serves on the boards of several privately-held companies.

     Allan M. Holt Was elected as a Director of the Company in 1997. He is a Managing Director of The Carlyle Group, a Washington, DC-based global investment firm, which he joined in 1991. Mr. Holt was previously with Avenir Group, a private investment and advisory group, and from 1984 to 1987 was Director of Planning and Budgets at MCI Communications Corporation, which he joined in 1982. Mr. Holt currently serves on the boards of several privately-held companies.

     Robert M. Kimmitt was elected as a Director of the Company in 1998. He was named Vice Chairman and Chief Operating Officer of Commerce One, Inc., an e-commerce company headquartered in Walnut Creek, California in February 2000. Previously, he was a partner in the law firm of Wilmer, Cutler and Pickering from 1997 to 2000 and currrently serves as counsel to the firm. From 1993 to 1997 he was a Managing Director of Lehman Brothers. Mr. Kimmitt served as American Ambassador to Germany from 1991 to 1993. Previously, he has served as Under Secretary for Political Affairs, General Counsel to the Treasury Department, and a member of the National Security Council Staff. Mr. Kimmitt serves on the boards of Allianz Life Insurance Company of North America, Big Flower Holdings, Inc., Mannesmann AG and Siemans AG, as well as numerous non-profit boards.

      J. H. Binford Peay, III was elected as a Director of the Company in 1997. General Peay is a career U.S. Army officer who attained the rank of General and retired from the Army on October 1, 1997. He is the former Commander-In-Chief of the U.S. Central Command (1994-1997), and also served as Vice Chief of Staff, United States Army (1993-1994). Prior to serving as Vice Chief of Staff, he was Deputy Chief of Staff for Operations and Plans, Department of the Army and Senior Army Member, U.S. Military Committee, United Nations in Washington, DC (1991-1993), and was Commanding General, 101/st/ Airborne Division (Air Assault) at Ft. Campbell, Kentucky (1989 to 1991). General Peay serves as a Director of MPRI, Trustee of George C. Marshall Foundation and a Trustee of Virginia Military Institute Foundation.

      John M. Shalikashvili was elected as Director of the Company in June 1998. He currently is a visiting professor to the Center for International Security at Stanford University. Previously, General Shalikashvili was a career U.S. Army officer who attained the rank of General and retired from the Army in September 1997. He was appointed the 13/th/ Chairman of the Joints Chiefs of Staff on October 25, 1993. Prior major commands were Supreme Allied Commander, Europe (SACEUR) and Commander-In-Chief, United States European Command, Commander Operation PROVIDE COMFORT (the relief operation that returned hundreds of thousands of Kurdish refugees to Northern Iraq), Deputy Commander-In-Chief, United States Army, Europe and Seventh Army, and Commander of the 9/th/ Infantry Division (Motorized). The General was born in Warsaw, Poland on June 27, 1936. General Shalikashvili serves on the board of L3 Communications Corporation, the Frank Russell Trust Company, and Plug Power, Inc.

     Thomas W. Rabaut has been President and Chief Executive Officer of UDLP since its formation in 1994. Before joining UDLP, Mr. Rabaut worked at FMC since 1977 and held several executive positions, including General Manager of FMC's Steel Products Division from 1986 to 1988,

Operations Director and then Vice President and General Manager of FMC's Ground Systems Division from 1988 to 1993, and General Manager of FMC's Defense Systems Group, overseeing operations in the U.S., Turkey, Pakistan, and Saudi Arabia for U.S. and allied armies, navies, and marines from 1993 to 1994. In 1994, he was also elected Vice President of FMC. Mr. Rabaut graduated from the U.S. Military Academy at West Point and from the Harvard Business School.

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

     David V. Kolovat has been Vice President and General Counsel of UDLP since its formation in 1994. He has also served as FMC's Associate General Counsel in charge of defense business legal work from 1988 until consummation of the Acquisition. Mr. Kolovat served as Vice President and General Counsel of Premisys, Inc., from 1986 to 1988, during which Premisys was acquired by Pacific Telesis Corporation, and from 1984 to 1986 as Vice President and General Counsel of Robot Defense Systems, Inc. Mr. Kolovat received his undergraduate degree from the University of Iowa, and his law degree from Stanford Law School.

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

ITEM 11:  Executive Compensation

     The following table sets forth information with respect to the compensation paid by the Company for services rendered for the years ended December 31, 1999, 1998 and 1997 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                                                     Summary Compensation Table
                                                     --------------------------

                                 Annual Compensation                             Long-Term Compensation
                       ---------------------------------------         ----------------------------------------------
                                                                               Awards                  Payouts
                                                                       -----------------------    -------------------

                                                      Other           Restricted    Securities             All Other
       Name and                                      Annual              Stock      Underlying     LTIP     Compen-
       Principal                Salary    Bonus      Compen-           Award(s)       Options    Payouts     sation
       Position          Year    ($)       ($)     sation ($)/1/        ($)/2/          (#)        ($)       ($)/3/
---------------------  ------- --------  -------  --------------      -----------   ----------  ---------  ----------
Thomas W. Rabaut         1999  364,167   421,341          0                   0              0         0      40,094
  President & CEO        1998  363,197   393,082          0                   0        200,000         0           0
                         1997  311,238   436,213          0                   0              0         0           0

Peter C. Woglom          1999  245,587   237,728          0                   0              0         0      20,895
  Vice President,        1998  250,525   239,922          0                   0        100,000         0           0
  General Manager -      1997  226,578   139,028          0                   0              0         0           0
  Ground Systems

Francis Raborn           1999  210,600   206,177          0                   0              0         0      20,161
  Vice President &       1998  216,354   211,083          0                   0        100,000         0           0
  CFO                    1997  163,120   123,237          0                   0              0         0           0

Frederick M. Strader     1999  198,749   158,721          0                   0              0         0      22,137
  Vice President,        1998  213,456   168,420          0                   0        100,000         0           0
  General Manager -      1997  183,708   245,195          0                   0              0         0           0
  Armament Systems

David V. Kolovat         1999  203,562   134,839          0                   0              0         0      13,732
  Vice President         1998  201,225   133,291          0                   0         60,000         0           0
  General Counsel        1997  194,548   159,088          0                   0              0         0           0
  And Secretary

______________________
/1/ Amounts of less than $50,000 or 10% of the Named Executive Officer's compensation are excluded.
/2/ There are no Company Restricted Stock Awards.
/3/ Includes matching contributions under the Company's 401(k) Plan for salaried employees for 1999.

Directors Compensation
----------------------

     The three outside directors (Messrs. Peay, Kimmitt and Shalikashvili) are paid annual retainers of $25,000 for all services rendered. There are no other fees paid for attendance at meetings, etc. These three directors may elect to receive their annual retainer in cash, options to purchase Company stock, or a combination. The Company does not maintain a medical, dental, or retirement benefits plan for these directors. The remaining directors are employed either by The Carlyle Group or the Company, and are not separately compensated for their service as directors.

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

     By virtue of his position as President and Chief Executive Officer, Mr. Rabaut has been invited to attend all meetings of the Committee, but he is not a voting member.

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

                                                              Pension Plan Table
                                                              ------------------

                                                     Estimated Annual Retirement Benefits
                                                        For years of Service Indicated
                  -----------------------------------------------------------------------------------------------------------
    Final
   Average
   Earnings             15 Years              20 Years              25 Years              30 Years               35 Years
---------------    ----------------      -----------------     ----------------      -----------------      -----------------
       $150,000            $ 31,270               $ 41,693             $ 52,117               $ 62,540               $ 72,963
        250,000              53,770                 71,693               89,617                107,540                125,463
        350,000              76,270                101,693              127,117                152,540                177,963
        450,000              98,770                131,693              164,617                197,540                230,463
        550,000             121,270                161,693              202,117                242,540                282,963
        650,000             143,770                191,693              239,617                287,540                335,463
        900,000             200,020                266,693              333,367                400,040                466,713

     Compensation included in the final average earnings for the pension benefit computation includes base annual salary and annual bonuses, but excludes payments for most other compensation. Unreduced retirement pension benefits are calculated pursuant to the Pension Plan's benefit formula as an individual life annuity payable at age 65. Benefits may also be payable as a joint and survivor annuity or a level income option. Final average earnings in the above table means the average of covered remuneration for the highest 60 consecutive calendar months out of the 120 calendar months immediately preceding retirement. Benefits applicable to a number of years of service or final average earnings different from those in the above table are equal to the sum of (A) 1 percent of allowable Social Security Covered Compensation ($33,066) for a participant retiring at age 65 in 1999 times years of credited service and (B) 1.5 percent of the difference between final average earnings and allowable Social Security Covered Compensation times years of credited service. ERISA limits the annual benefits that may be paid from a tax-qualified retirement plan. Accordingly, as permitted by ERISA, the Company has adopted the excess plan to maintain total benefits upon retirement at the levels shown in the table. Messrs. Rabaut, Woglom, Strader, Raborn and Kolovat currently have 22, 26, 19, 22 and 11 years of service under the Pension Plan, respectively.

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

Severance Arrangements
----------------------

     In 1999, the Company entered into executive compensation agreements with certain management employees, including each Named Executive Officer. These agreements generally provide that in the event the executive's employment is terminated by the company other than for "cause" or by the executive with "good reason" (each as defined therein), including an Acquisition or Merger, the executive will be entitled to (i) a payment equal to a multiple (ranging from one to three) of the executive's base pay and target bonus; (ii) Company-paid outplacement services; and (iii) the right to continue to participate in the Company's health, life and accidental death and dismemberment and long-term disability benefits plan for one year to three years at the rates in effect for active employees.

     The Company also maintains a severance plan that generally covers most salaried and non-union hourly employees, and provides severance payments in the event of the employee's involuntary termination of employment due to a reduction in force. Severance payments are calculated as a percentage (up to 100% maximum) of base pay.

Stock Option Plan
-----------------

     The Company adopted an option plan for key employees (including the Named Executive Officers) of the Company, pursuant to which options to purchase an aggregate of approximately 8% of the Company's fully-diluted common stock at the Closing Date were granted, subject to vesting requirements based on performance and/or length of service after the options were granted. None of the Named Executive Officers received option grants in 1999.

                     AGGREGATED OPTIONS EXERCISED IN 1999
                     ------------------------------------

     Shown below is information with respect to options to purchase the Company's common stock awarded to the Named Executive Officers and the value and number of unexercised options held at December 31, 1999 by such Named Executive Officers.

                      Aggregated Options Exercised in 1999
                         And Option Values at 12/31/99
-------------------------------------------------------------------------------------------------------------------
                                                                               |
                    Shares                          Number of Securities       |
                  Acquired on      Value           Underlying Unexercised      |      Value of Unexercised
     Name          Exercise       Realized               Options               |           Options *
--------------   --------------   --------  -----------------------------------|------------------------------
                                                                               |
                                              Exercisable     Unexercisable    |   Exercisable   Unexercisable
                                              -----------     -------------    |   -----------   -------------
                                                                               |
TW Rabaut            0               0          50,000            150,000      |     $500,000      $1,500,000
                                                                               |
PC Woglom            0               0          30,000             70,000      |     $300,000      $  700,000
                                                                               |
FM Strader           0               0          30,000             70,000      |     $300,000      $  700,000
                                                                               |
F Raborn             0               0          30,000             70,000      |     $300,000      $  700,000
                                                                               |
DV Kolovat           0               0          18,000             42,000      |     $180,000      $  420,000

* The value of the unexercised options is based on an internal valuation prepared by the Company in 1999 of $20 per share.

Item 12:  Principal Stockholders

     The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company by each person known by the Company to be the owner of 5% or more of the common stock of the Company, by each person who is a Director or Named Executive Officer of the Company and by all Directors and Executive Officers of the Company as a group:

                                                             Percentage of All
          Beneficial Owner/(1)/              Number of          Outstanding
                                               Shares              Shares
     TCG Holdings, L.L.C. /(2)(3)/            17,300,000            96%
     William E. Conway, Jr. (3)(5)               100,000             *
     Allan M. Holt  (3)(5)                        25,000             *
     Peter J. Clare  (3)(5)                       20,000             *
     Frank C. Carlucci  (3)(5)                    20,000             *
     Robert M. Kimmitt  (4                         5,000             *
     J. H. Binford Peay, III  (4)                      0             *
     John M. Shalikashvili  (4)                        0             *
     Thomas W. Rabaut  (4)                        10,000             *
     Francis Raborn  (4)                          75,000             *
     David V. Kolovat  (4)                        31,428             *
     Arthur L. Roberts  (4)                       34,000             *
     Frederick M. Strader  (4)                    20,000             *
     Dennis A. Wagner, III (4)                     5,000             *
     Peter C. Woglom (4)                          10,000             *
     All Directors and Executive Officers
     as a Group (14)                             355,428            2%


_____________________________
(1) Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all Units owned by such beneficial owner.

(2) Carlyle Partners II, L.P., a Delaware limited partnership, Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle International Partners II, L.P., a Cayman Islands limited partnership, Carlyle International Partners III, L.P., a Cayman Islands limited partnership, and certain additional partnerships formed by Carlyle (collectively, the "Investment Partnerships") and certain investors with respect to which TC Group, L.L.C. or an affiliate exercises investment discretion and management constitute all of the members of Iron Horse. TC Group, L.L.C. is the sole general partner of the Investment Partnerships, and TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C. William E. Conway, Jr., Daniel A.D'Aniello, and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C. may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

(3) The address of such person is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.

(4) The address of such person is c/o United Defense Industries, Inc., 1525 Wilson Boulevard, Suite 700, Arlington, Virginia 22209-2411.

(5) Individual also owns an interest in Iron Horse through Carlyle - UDLP Partners, L.P.

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

     ITEM 14.  Exhibits and Financial Data Schedule

     (a)  The index of the financial statements has been included with Item 8.
     (b)  Reports on Form 8-K filed in the fourth quarter of 1999
                 None.
     (c)  Index of Exhibits.  See below.
     (d)  Financial Statement Schedules.
                 None required.


                                 EXHIBIT INDEX

Exhibit                     Description
                            -----------
Number
-----

    +2.1 Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementally upon request of the Commission).
   ++2.2 Supplemental Agreement No. 1 to Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp.
   +3.1a Certificate of Incorporation of Iron Horse Acquisition Corp. (n/k/a) United Defense Industries, Inc.
   +3.1b Certificate of Amendment of Certificate of Incorporation Before Payment of Any Part of the Capital of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)
   +3.1c Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.
++++3.1d Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.
    +3.2  By-laws of United Defense Industries, Inc.
    +3.3  Certificate of Incorporation of UDLP Holdings Corp.
    +3.4  By-laws of UDLP Holdings Corp.
    +3.5 Amended and Restated Agreement of Limited Partnership of United Defense, L.P.
    +3.6 Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.P.
    +3.7  Certificate of Formation of Iron Horse Investors, L.L.C.
    +3.8 Limited Liability Company Agreement of Iron Horse Investors, L.L.C. +4.1 Indenture dated as of October 6, 1997 among United Defense Industries,
          Inc., United Defense, L.P., UDLP Holdings Corp. and Norwest Bank Minnesota, National Association
    +4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto)
    +4.3 Purchase Agreement dated October 1, 1997 among United Defense Industries, Inc., UDLP Holdings Corp., Iron Horse Investors, L.L.C., United Defense, L.P., Lehman Brothers Inc., BT Alex. Brown Incorporated and Chase Securities Inc.
    +4.4 Registration Rights Agreement dated as of October 6, 1997 among United Defense Industries, Inc., United Defense, L.P., UDLP Holdings Corp., Iron Horse Investors, L.L.C., Lehman Brothers Inc., BT Alex. Brown Incorporated and Chase Securities Inc.
   ++4.5 Credit Agreement dated as of October 6, 1997 among Iron Horse Investors, L.L.C., United Defense Industries, Inc., various lending institutions party thereto, Citicorp USA, Inc. and Lehman Commercial Paper Inc. as Documentation Agents, and Bankers Trust Company as Administrative Agent and as Syndication Agent

   ++++4.7 Form of Stockholders Agreement, by and among Iron Horse Investors, L.L.C., United Defense Industries, Inc. and each other holder of Common Stock.
   ++++4.8 Stockholders Agreement, dated as of July 22, 1998, by and between Iron Horse Investors, L.L.C., United Defense Industries, Inc., the UDLP Non-Qualified Trust and United Defense, L.P.
   ++++4.9  UDLP Amended and Restated Supplemental Retirement and Savings Plan.
            (1)
  ++++4.10  United Defense Stock Option Plan. (1)
  ++++4.11  Form of Option Contract. (1)
  ++++4.12  United Defense Industries, Inc. Equity Purchase Plan. (1)
    ++10.1 Lease Agreement dated as of June 1, 1994 among Calhoun Economic Development Council and United Defense, L.P.
     *10.2 Facilities use agreement number M67004-99-C0022 dated April 12, 1999 among United Defense, L.P. and the Marine Corps Logistics Base, Albany, Georgia for the use of the government owned property located at Building 1121, Bay 4 and rail sidings, and associated maintenance service agreement.
    ++10.3 Sub-Lease Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P.
    ++10.4 Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, L.P., Armament Systems Divisions and the U.S. Government Naval Sea Systems Command for the use of the government owned facility located at 4800 East River Road, Minneapolis, MN 55459.
    ++10.5 Lease Agreement dated January 22, 1996 among Lewis F. Holmes III and United Defense, L.P.
    ++10.6 Lease Agreement dated November 1, 1993 among Brier Hill Steel Company, Inc. and Harsco Corporation, as amended by that certain Lease Novation Agreement among Harsco Corporation, Brier Hill Steel Company, Inc. and United Defense, L.P. and by that certain Lease Modification dated June 17, 1996 among United Defense, L.P. and Brier Hill Steel Company, Inc.
     *10.7 Lease Agreements dated April 1999 among ATP Associates L.P. and United Defense L.P. (Buildings A and C).
    +10.11 Transition Services Agreement dated as of October 6, 1997 among FMC Corporation, United Defense, L.P. and United Defense Industries, Inc.
    +10.12 Technology and Environmental Services Agreement dated as of October 6, 1997 among FMC Corporation and United Defense Industries, Inc.
    +10.13 Amended and Restated Lease Agreement dated as of October 6, 1997 among FMC Corporation and United Defense, L.P.
    +10.14 Amended and Restated Harsco Intellectual Property Agreement dated as of October 6, 1997 among Harsco Corporation and United Defense, L.P.
    +10.15 Amended and Restated FMC Intellectual Property Agreement dated as of October 6, 1997 among FMC Corporation and United Defense, L.P.
    +10.16 Management Agreement dated October 6, 1997 among United Defense Industries, Inc., United Defense, L.P. and TC Group Management, L.L.C.
  +++10.17  Professional Service Agreement with J.H. Binford Peay, III.
  +++10.18 Professional Service Agreement with John M. Shalikashvili. +++++10.19 Professional Service Agreement with Robert M. Kimmitt.
   **10.20  Executive Compensation Agreement with Thomas W. Rabaut.
   **10.22  Executive Compensation Agreement with Frederick M. Strader.
   **10.23  Executive Compensation Agreement with Peter C. Woglom.

**10.24  Executive Compensation Agreement with David V. Kolovat.
**10.25  Executive Compensation Agreement with Francis Raborn.
**10.26  Executive Compensation Agreement with Dennis A. Wagner, III.
  *21.1  Subsidiaries of United Defense Industries, Inc.
  *23.1  Consent of Ernst & Young LLP, Independent Auditors
  *27.1  Financial Data Schedule
      *  Filed herewith.
     ** Incorporated by reference to the identical exhibit number in the Company's Report on Form 10-Q for the quarter ended June 30, 1999
      + Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 22, 1997.
     ++ Incorporated by reference to the identical exhibit number in the Company's Amendment No. 1 to Form S-4 (333-43619) filed with the Securities and Exchange Commission February 6, 1998.
    +++ Incorporated by reference to exhibits to the Company's Report on Form 10-Q for the quarter ended June 30, 1998.
   ++++ Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.
  +++++ Incorporated by reference to the identical exhibit number in the Company's Report on Form 10-K for the year ended December 31, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and each Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:  /s/ Francis Raborn
                                   ------------------
                                   Francis Raborn
                                   Chief Financial Officer and Principal
                                   Financial and Accounting Officer  of the
                                   Registrant and each Co-Registrant

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

        Name                                       Title                              Date
        ----                                       -----                              ----
   /s/ Thomas W. Rabaut                 President, Chief Executive               February 18, 2000
   --------------------
    Thomas W. Rabaut                       Officer and Director of United
                                           Defense Industries, Inc. ("UDI")
                                           and UDLP Holdings Corp.
                                           (for UDLP Holdings Corp.
                                           itself and as the corporate
                                           general partner of United
                                           Defense, L.P.)

   /s/ Francis Raborn                   Director of UDI and UDLP                 February 18, 2000
   -------------------
    Francis Raborn                         Holdings Corp. (for UDLP
                                           Holdings Corp. itself and as
                                           the corporate general
                                           partner of United Defense, L.P.)

   /s/ William E. Conway, Jr.           Chairman of the Board of UDI             February 18, 2000
   --------------------------
    William E. Conway, Jr.

   /s/ Frank C. Carlucci                Director of UDI                          February 18, 2000
   ----------------------
    Frank C. Carlucci

   /s/ Peter J. Clare                   Director of UDI                          February 18, 2000
   -------------------
    Peter J. Clare

   /s/ Allan M. Holt                    Director of UDI and Chairman             February 18, 2000
   ------------------
    Allan M. Holt                       of Iron Horse Investors, L.L.C.

   /s/ Robert M. Kimmitt                Director of UDI                          February 18, 2000
   ----------------------
    Robert M. Kimmitt

   /s/ John M. Shalikashvili            Director of UDI                          February 18, 2000
   ---------------------------
      John M. Shalikashvili

   /s/ J. H. Binford Peay, III          Director of UDI                          February 18, 2000
   ---------------------------
      J.H. Binford Peay, III

   /s/ David V. Kolovat                 Director of UDLP                         February 18, 2000
   --------------------
      David V. Kolovat                  Holdings Corp. (for UDLP
                                        Holdings Corp. itself  and as
                                        the corporate general partner
                                        of United Defense, L.P.)

   /s/ Robert N. Sankovich              Director of UDLP                         February 18, 2000
   -----------------------
      Robert N. Sankovich               Holdings Corp. (for UDLP
                                        Holdings Corp. itself  and as
                                        the corporate general partner
                                        of United Defense, L.P.)