Form 10-Q
period 2000-03-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 2000-05-08
CIK 1051719, 1052971, 1052972, 1052973

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                              ------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2000                 Commission File No. 333-43619

                        UNITED DEFENSE INDUSTRIES, INC.
              (Exact Name of Registrant as Specified in Charter)

           Delaware                                             52-2059782
  (State or jurisdiction of                                 (I.R.S. employer
incorporation or organization)                           identification number)

                         Guarantors and Co-registrants

Iron Horse Investors, L.L.C.                               Delaware 52-2059783
UDLP Holdings Corp.                                        Delaware 52-2059780
United Defense, L.P.                                       Delaware 54-1693796

                              ------------------

                       1525 Wilson Boulevard, Suite 700
                              Arlington, VA 22209
                                (703) 312-6100

        (Address and telephone number of principal executive offices of each registrant and co-registrant)
       Registrant's telephone number, including area code (703) 312-6100

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 5, 2000:

                                                           No. of        Par
                                                           Shares       Value
                                                           ------       -----

United Defense Industries, Inc.  ......................  18,042,524     $0.01
Iron Horse Investors, L.L.C. ..........................      -none-
UDLP Holdings Corp. ...................................       1,000     $0.01
United Defense, L.P. ..................................      -none-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1 - Unaudited Consolidated Financial Statements -
           Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
           1999 and March 31, 2000                                         1

         Unaudited Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 2000                      2

         Unaudited Consolidated Statement of Members' Capital
           for the Three Months Ended March 31, 2000                       3

         Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and 2000              4

         Notes to Unaudited Consolidated Financial Statements              5-6

         Unaudited Consolidated Financial Statements -
           United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
           December 31, 1999 and March 31, 2000                            7

         Unaudited Consolidated Statements of Operations for the
            Three Months Ended March 31, 1999 and 2000                     8

         Unaudited Consolidated Statement of Stockholders' Equity
           for the Three Months Ended March 31, 2000                       9

         Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and 2000              10

         Notes to Unaudited Consolidated Financial Statements              11-12

Item 2 - Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                           13-16

Item 3 - Quantitative and Qualitative Disclosures about
           Market Risk                                                     17

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART II - OTHER INFORMATION                                               PAGE
---------------------------                                               ----

Item 1 - Legal Proceedings                                                 18

Item 6 - Exhibits and Reports on Form 8-K                                  18

SIGNATURE
---------

                         Iron Horse Investors, L.L.C.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)


                                                                                 December 31, 1999                    March 31, 2000
Assets                                                                           ---------------------------------------------------
Current assets:
     Cash and marketable securities                                                  $ 94,325                             $ 51,818
     Trade receivables                                                                 57,198                               67,569
     Inventories                                                                      254,750                              260,850
     Other current assets                                                               4,056                                4,401
                                                                                 ---------------------------------------------------
  Total current assets                                                                410,329                              384,638

Property, plant and equipment, net                                                     84,693                               81,358

Intangible assets, net                                                                254,276                              239,636
Prepaid pension and postretirement benefit cost                                       119,883                              121,564
Other assets                                                                            6,156                                5,221
                                                                                 ---------------------------------------------------
Total assets                                                                         $875,337                             $832,417
                                                                                 ===================================================
Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                                               $ 23,086                             $ 23,086
     Accounts payable, trade and other                                                 64,639                               48,536
     Advanced payments                                                                303,065                              309,649
     Accrued and other liabilities                                                     91,340                               95,243
                                                                                 ---------------------------------------------------
     Total current liabilities                                                        482,130                              476,514

Long-term liabilities:
    Accrued pension and postretirement benefit cost                                     5,075                                5,195
    Long-term debt net of current portion                                             326,757                              290,933
    Other liabilities                                                                  35,675                               34,835
                                                                                 ---------------------------------------------------
Total liabilities                                                                     849,637                              807,477

Minority interest                                                                       3,944                                3,913

Commitments and contingencies  (Note 2)

Members' capital                                                                       21,756                               21,027
                                                                                 ---------------------------------------------------

Total liabilities and members' capital                                               $875,337                             $832,417
                                                                                 ===================================================

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                                      Three months                            Three months
                                                                         ended                                    ended
                                                                     March 31, 1999                          March 31, 2000
                                                                     ------------------------------------------------------
Revenue:
     Sales                                                               $264,530                                 $266,894

Costs and expenses:
     Cost of sales                                                        221,151                                  215,056
     Selling, general and
      administrative expenses                                              36,763                                   42,177
     Research and development                                               1,723                                    3,663
                                                                     ------------------------------------------------------
          Total expenses                                                  259,637                                  260,896

     Earnings related to investments
        in foreign affiliates                                                 317                                      846
                                                                     ------------------------------------------------------
Income from operations                                                      5,210                                    6,844

Other income (expense):
     Interest income                                                          364                                    1,081
     Interest expense                                                     (10,776)                                  (8,110)
                                                                     ------------------------------------------------------
Loss before income taxes and
     minority interest                                                     (5,202)                                    (185)
Provision for income taxes                                                    625                                      575
                                                                     ------------------------------------------------------
Loss before minority interest                                              (5,827)                                    (760)
Minority interest                                                             239                                       31
                                                                     ------------------------------------------------------
Net loss                                                                 $ (5,588)                                $   (729)
                                                                     ======================================================

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital

                                (In thousands)

                                                                                                   Amount
                                                                                                  --------
Balance, December 31, 1999                                                                        $21,756
Net loss for the three months ended March 31, 2000                                                   (729)
                                                                                                  --------
Balance, March 31, 2000                                                                           $21,027
                                                                                                  ========

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                                                             Three months                             Three months
                                                                                ended                                     ended
                                                                            March 31, 1999                           March 31, 2000
                                                                            -------------------------------------------------------
Operating activities
Net loss                                                                       $ (5,588)                               $   (729)
Adjustments to reconcile net loss to cash
  provided by(used in) operating activities:
   Depreciation                                                                  17,164                                   6,337
   Amortization                                                                  19,024                                  17,460
   Minority interest                                                               (239)                                    (31)
   Other                                                                            475                                       -
Changes in assets and liabilities:
   Trade receivables                                                             (1,703)                                 (9,874)
   Inventories                                                                  (11,584)                                 (5,546)
   Other assets                                                                  (2,322)                                    225
   Prepaid pension and postretirement benefit cost                               (2,063)                                 (1,681)
   Accounts payable, trade and other                                            (38,601)                                (16,284)
   Advanced payments                                                             16,856                                   6,556
   Accrued and other liabilities                                                 26,953                                   1,184
   Accrued pension and postretirement benefit cost                                  277                                     120
                                                                            -------------------------------------------------------
Cash provided by (used in) operating activities                                  18,649                                  (2,263)
                                                                            -------------------------------------------------------

Investing activities
   Capital spending                                                              (8,468)                                 (2,919)
   Disposal of property, plant and equipment                                        314                                     101
   Purchase of Barnes & Reinecke, net of $1.2 million
      cash acquired                                                                   -                                  (1,602)
                                                                            -------------------------------------------------------
Cash used in investing activities                                                (8,154)                                 (4,420)
                                                                            -------------------------------------------------------
Financing activities
   Payments on long-term debt                                                   (57,000)                                (35,824)
                                                                            -------------------------------------------------------
Cash used in financing activities                                               (57,000)                                (35,824)
                                                                            -------------------------------------------------------

Decrease in cash and marketable securities                                      (46,505)                                (42,507)
Cash and marketable securities, beginning of period                              85,520                                  94,325
                                                                            -------------------------------------------------------
Cash and marketable securities, end of period                                  $ 39,015                                $ 51,818
                                                                            =======================================================

                         Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2000


1.  Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Commitments and Contingencies

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the breach of contract lawsuit brought against the Company by Alliant Techsystems, Inc. ("Alliant") in Minnesota state court was dismissed on February 15, 2000. The time within which Alliant could have appealed such dismissal has since expired, without any appeal having been taken, and thus the dismissal has become final. Such dismissal, taken in combination with the previous dismissal of Alliant's federal court lawsuit against the Company regarding the same subject matter, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, means that all of Alliant's legal proceedings against the Company regarding Alliant's work on the U.S. Army's M109A6 Paladin program have been concluded without any judgment, damage award, or other adverse finding against the Company.

The Company is a defendant in a so-called qui tam lawsuit filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota, U.S. ex rel. Seman and Shukla v. United Defense, et al. This
           -------------------------------------------------------
lawsuit, as well as litigation considerations generally pertaining to FCA matters, is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. No significant developments in the lawsuit have occurred subsequent to December 31, 1999. Management does not believe that the outcome of the case will have a material adverse effect on the Company.

                         Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2000
                                  (continued)


3.  Business Purchase

On March 6, 2000, United Defense Industries, Inc. acquired all of the issued and outstanding capital stock of Barnes & Reinecke, Inc. ("BRI"), a provider of systems technical support and performance upgrades and modernization of defense equipment, in exchange for approximately $2.8 million in cash and a $0.9 million note payable to Allied Research Corporation (the parent company of BRI). The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)


                                                                          December 31, 1999                        March 31, 2000
Assets                                                                    -------------------------------------------------------
Current assets:
     Cash and marketable securities                                           $  94,325                              $  51,818
     Trade receivables                                                           57,198                                 67,569
     Inventories                                                                254,750                                260,850
     Other current assets                                                         4,056                                  4,401
                                                                          -------------------------------------------------------
  Total current assets                                                          410,329                                384,638

Property, plant and equipment, net                                               84,693                                 81,358

Intangible assets, net                                                          254,276                                239,636
Prepaid pension and postretirement benefit cost                                 119,883                                121,564
Other assets                                                                      4,817                                  3,882
                                                                          -------------------------------------------------------
Total assets                                                                  $ 873,998                              $ 831,078
                                                                          =======================================================
Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                        $  23,086                              $  23,086
     Accounts payable, trade and other                                           64,639                                 48,536
     Advanced payments                                                          303,065                                309,649
     Accrued and other liabilities                                               91,340                                 95,243
                                                                          -------------------------------------------------------
     Total current liabilities                                                  482,130                                476,514

Long-term liabilities:
    Accrued pension and postretirement benefit cost                               5,075                                  5,195
    Long-term debt net of current portion                                       326,757                                290,933
    Other liabilities                                                            35,675                                 34,835
                                                                          -------------------------------------------------------
Total liabilities                                                               849,637                                807,477

Commitments and contingencies  (Note 2)

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 shares
     authorized; 18,042,524 issued and outstanding
     at December 31, 1999 and March 31, 2000                                        180                                    180
     Additional paid-in-capital                                                 180,245                                180,245
     Stockholders' loans                                                         (1,339)                                (1,339)
     Retained deficit                                                          (154,725)                              (155,485)
                                                                          -------------------------------------------------------
     Total stockholders' equity                                                  24,361                                 23,601
                                                                          -------------------------------------------------------

Total liabilities and stockholders' equity                                    $ 873,998                              $ 831,078
                                                                          =======================================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                                     Three months                            Three months
                                                                         ended                                  ended
                                                                    March 31, 1999                          March 31, 2000
                                                                    ------------------------------------------------------
Revenue:
     Sales                                                              $264,530                                $266,894

Costs and expenses:
     Cost of sales                                                       221,151                                 215,056
     Selling, general and                                  .
      administrative expenses                                             36,763                                  42,177
     Research and development                                              1,723                                   3,663
                                                                    ------------------------------------------------------
          Total expenses                                                 259,637                                 260,896

     Earnings related to investments
        in foreign affiliates                                                317                                     846
                                                                    ------------------------------------------------------
Income from operations                                                     5,210                                   6,844

Other income (expense):
     Interest income                                                         364                                   1,081
     Interest expense                                                    (10,776)                                 (8,110)
                                                                    ------------------------------------------------------
Total other expense                                                      (10,412)                                 (7,029)
                                                                    ------------------------------------------------------

Loss before income taxes                                                  (5,202)                                   (185)

Provision for income taxes                                                   625                                     575
                                                                    ------------------------------------------------------
Net loss                                                                $ (5,827)                               $   (760)
                                                                    ======================================================

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)

                                                                Additional
                                                 Common          Paid-In          Retained          Stockholders'
                                                 Stock           Capital          Deficit               Loans            Total
                                                 --------------------------------------------------------------------------------
Balance, December 31, 1999                        $180          $180,245         $(154,725)           $(1,339)          $24,361

Net loss for the three months ended
          March 31, 2000                                                              (760)                                (760)
                                            -------------------------------------------------------------------------------------
Balance, March 31, 2000                           $180          $180,245         $(155,485)           $(1,339)          $23,601
                                            =====================================================================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                                           Three months                           Three months
                                                                               ended                                 ended
                                                                          March 31, 1999                         March 31, 2000
                                                                          -----------------------------------------------------
Operating activities
Net loss                                                                      $ (5,827)                              $   (760)
Adjustments to reconcile net loss to cash
  provided by(used in) operating activities:
   Depreciation                                                                 17,164                                  6,337
   Amortization                                                                 19,024                                 17,460
   Other                                                                           475                                      -
Changes in assets and liabilities:
   Trade receivables                                                            (1,703)                                (9,874)
   Inventories                                                                 (11,584)                                (5,546)
   Other assets                                                                 (2,322)                                   225
   Prepaid pension and postretirement benefit cost                              (2,063)                                (1,681)
   Accounts payable, trade and other                                           (38,601)                               (16,284)
   Advanced payments                                                            16,856                                  6,556
   Accrued and other liabilities                                                26,953                                  1,184
   Accrued pension and postretirement benefit cost                                 277                                    120
                                                                          -----------------------------------------------------
Cash provided by (used in) operating activities                                 18,649                                 (2,263)
                                                                          -----------------------------------------------------
Investing activities
   Capital spending                                                             (8,468)                                (2,919)
   Disposal of property, plant and equipment                                       314                                    101
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                                   -                                 (1,602)
                                                                          -----------------------------------------------------
Cash used in investing activities                                               (8,154)                                (4,420)
                                                                          -----------------------------------------------------
Financing activities
   Payments on long-term debt                                                  (57,000)                               (35,824)
                                                                          -----------------------------------------------------
Cash used in financing activities                                              (57,000)                               (35,824)
                                                                          -----------------------------------------------------

Decrease in cash and marketable securities                                     (46,505)                               (42,507)
Cash and marketable securities, beginning of period                             85,520                                 94,325
                                                                          -----------------------------------------------------
Cash and marketable securities, end of period                                 $ 39,015                               $ 51,818
                                                                          =====================================================

                        United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2000


1.  Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Commitments and Contingencies

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the breach of contract lawsuit brought against the Company by Alliant Techsystems, Inc. ("Alliant") in Minnesota state court was dismissed on February 15, 2000. The time within which Alliant could have appealed such dismissal has since expired, without any appeal having been taken, and thus the dismissal has become final. Such dismissal, taken in combination with the previous dismissal of Alliant's federal court lawsuit against the Company regarding the same subject matter, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, means that all of Alliant's legal proceedings against the Company regarding Alliant's work on the U.S. Army's M109A6 Paladin program have been concluded without any judgment, damage award, or other adverse finding against the Company.

The Company is a defendant in a so-called qui tam lawsuit filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota, U.S. ex rel. Seman and Shukla v. United Defense, et al. This
           -------------------------------------------------------
lawsuit, as well as litigation considerations generally pertaining to FCA matters, is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. No significant developments in the lawsuit have occurred subsequent to December 31, 1999. Management does not believe that the outcome of the case will have a material adverse effect on the Company.

                        United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2000
                                  (continued)


3.  Business Purchase

On March 6, 2000, the Company acquired all of the issued and outstanding capital stock of Barnes & Reinecke, Inc. ("BRI"), a provider of systems technical support and performance upgrades and modernization of defense equipment, in exchange for approximately $2.8 million in cash and a $0.9 million note payable to Allied Research Corporation (the parent company of BRI). The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

             OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             ----------------------------------------------------

                                March 31, 2000
                                --------------


Forward-Looking Statements

Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget, including developments in the U.S. Army's Medium Force Brigade initiative; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; and the termination of government contracts due to unilateral government action. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Introduction

In October 1997, Iron Horse Investors, L.L.C. ("Iron Horse") was funded with $173 million of equity capital from several partnerships controlled by The Carlyle Group. The equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense, L.P. ("UDLP") for $880.0 million from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"). This price was subsequently adjusted downward by $16.1 million to reflect adjustment clauses in the Acquisition Agreement.

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

Overview

The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.6 billion as of March 31, 2000, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first three months of 2000 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

In the Company's Report on Form 10-K for the year ended December 31, 1999, considerable uncertainty was expressed regarding whether, when, or to what extent the U.S. Army might procure so-called medium armored vehicles ("MAVs") as part of the Medium Force Brigade initiative. Elements in the Army leadership have from time to time expressed a predisposition that MAVs be wheeled. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles. On April 6, 2000 the Army issued a request for proposals for MAVs, expressing the Army's intent to acquire up to five brigade sets (up to 295 MAVs per brigade) over a period of eight years. The Army's proposal request did not state any preference for either wheeled or tracked vehicles, and Army spokesmen have indicated that the Army has not predetermined whether the MAV procurement will select wheeled rather than tracked vehicles. The Company intends to submit one or more proposals to supply the Company's products in response to the Army's competitive MAV solicitation, but there can be no assurance that (i) the MAV solicitation will result in the award of any contract(s) for MAVs, (ii) Congress will provide appropriations sufficient to permit the purchase of MAVs under any contract(s) so awarded, or
(iii) that any MAV contract would be awarded to the Company, as opposed to one or more of its competitors.

For a more detailed description of the Company's business and principal operating programs, see the Form 10-K for the year ended December 31, 1999.

The only material change to the Company's major programs from those described in the Company's Form 10-K other than additional funding as new contracts are negotiated and awarded, is that the Company's Turkish joint venture, FNSS, recently negotiated terms and conditions to supply 211 armored combat vehicles to Malaysia. FNSS expects to receive a contract award of $279 million for these vehicles in the second quarter of 2000. This award will not only provide much needed backlog for FNSS to stay in production, but will also allow the liquidation of approximately 70% of the potential "offset" penalty associated with the initial supply contract with the Turkish government. See Note 9 of the Company's December 31, 1999 Form 10K for further discussion of the potential "offset" obligation.

Results of Operations

Three Months Ended March 31, 2000 ("Three Months 2000") Compared with Three Months Ended March 31, 1999 ("Three Months 1999").

Revenue. Revenue in the Three Months 2000 was $266.9 million, a slight increase of $2.4 million from the Three Months 1999. The increase in revenue was due to the higher shipments of Bradley vehicles and naval launchers, and of M88 armored recovery vehicle kits for co-production in Egypt. These increases were substantially offset by lower billings for the Crusader program, the completion of MLRS shipments to Japan during the Three Months 1999 and the wind down of the M109 Paladin program in June 1999.

Gross Profit. Gross profit for the first quarter 2000 of $51.8 million rose by $8.5 million, or 19.5% from the Three Months 1999. The gross profit percentage was higher by 3.0 percentage points from 16.4% for the Three Months 1999 to 19.4% for the Three Months 2000. The primary reason for the increase in gross profit was due to the lower depreciation for fixed assets established in connection with the allocation of the Acquisition purchase price.

Selling, general and administrative expenses. Selling, general and administrative expenses were higher by $5.4 million, or 14.7%, to $42.2 million for the Three Months 2000 from $36.8 million for the Three Months 1999. The unfavorable variance was due to heavier spending for proposals and marketing activity which is expected to continue in the second quarter 2000. This higher spending activity was partially offset by lower depreciation and amortization of assets established in conjunction with the Acquisition.

Research and development. Research and development costs were $3.7 million for the Three Months 2000 which was $1.9 million, or 112.6%, more than the Three Months 1999. The steep climb in spending was to respond to the Army's Medium Force Brigade initiatives.

Earnings from foreign affiliates. Earnings from foreign affiliates were $0.8 million in the Three Months 2000, up by 166.9% from $0.3 million in the Three Months 1999. The increase was the result of increased income from the Company's joint venture in Turkey.

Interest expense. Net interest expense for the Three Months 2000 was $7.0 million compared with $10.4 million for the Three Months 1999. The decline in interest expense is the result of lower debt levels.

Net loss. As a result of the foregoing, there was a net loss of $0.8 million in the Three Months 2000 compared with a net loss of $5.8 million in the Three Months 1999.

Liquidity

During the Three Months 2000, cash used in operating activities was $2.3 million compared with cash provided of $18.6 million for the Three Months 1999.
Although the net loss of $0.8 million for the Three Months 2000 was $5.0 million less than the net loss in the Three Months 1999, the improvement in profitability was due to a decrease of $12.4 million in non-cash costs related to depreciation and amortization of assets established in conjunction with the Acquisition. The Three Months 2000 operating cash flow also was adversely affected by increases to operating working capital during the period, primarily to fund increases in receivables and decreases in accounts payable.

Cash used for investing activities was $4.4 million during the Three Months 2000 versus $8.2 million for the Three Months 1999. The reduced use of funds was the result of lower capital spending for software in 2000 partially offset by the purchase of Barnes & Reinecke, Inc. ("BRI").

Cash used for financing activities was applied to pay down debt of $35.8 million and $57.0 million in 2000 and 1999 respectively.

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    ----------------------------------------------

                                  MARKET RISK
                                  -----------

                                March 31, 2000
                                --------------

In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. For additional information, see Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of March 31, 2000, the Company has debt totaling $314 million of which $124 million was subject to variable interest rates.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                                March 31, 2000


ITEM 1. Legal Proceedings
        -----------------

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the breach of contract lawsuit brought against the Company by Alliant Techsystems, Inc. ("Alliant") in Minnesota state court was dismissed on February 15, 2000. The time within which Alliant could have appealed such dismissal has since expired, without any appeal having been taken, and thus the dismissal has become final. Such dismissal, taken in combination with the previous dismissal of Alliant's federal court lawsuit against the Company regarding the same subject matter, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, means that all of Alliant's legal proceedings against the Company regarding Alliant's work on the U.S. Army's M109A6 Paladin program have been concluded without any judgment, damage award, or other adverse finding against the Company.

For a description of the Company's so-called qui tam case under the U.S. Civil False Claims Act, U.S. ex rel. Seman and Shukla v. United Defense L.P., et al.,
                  -------------------------------------------------------------
please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibit

        27  Financial Data Schedule

(b)     Reports on Form 8-K

        None.

                                   SIGNATURE
                                   ---------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       By:   /s/ Francis Raborn
                                             ------------------
                                             Francis Raborn
                                             Principal Financial and
                                             Accounting Officer
                                             and Authorized Signatory



Dated: May 8, 2000