Form 10-Q
period 2000-06-30
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 2000-08-03
CIK 1051719, 1052971, 1052972, 1052973

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

For Quarter Ended: June 30, 2000                  Commission File No. 333-43619

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2000:

                                                           No. of        Par
                                                           Shares       Value
                                                           ------       -----

United Defense Industries, Inc.  ......................  18,032,667     $0.01
Iron Horse Investors, L.L.C. ..........................      -none-
UDLP Holdings Corp. ...................................       1,000     $0.01
United Defense, L.P. ..................................      -none-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                            PAGE
------------------------------                                                            ----
Item 1 - Unaudited Consolidated Financial Statements -
           Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
           1999 and June 30, 2000                                                         1

         Unaudited Consolidated Statements of Operations for the Three
           Months and Six Months Ended June 30, 1999 and 2000                             2

         Unaudited Consolidated Statement of Members' Capital
           for the Six Months Ended June 30, 2000                                         3

         Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1999 and 2000                                        4

         Notes to Unaudited Consolidated Financial Statements                             5

         Unaudited Consolidated Financial Statements -
           United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
           December 31, 1999 and June 30, 2000                                            6

         Unaudited Consolidated Statements of Operations for the Three
           Months and the Six Months Ended June 30, 1999 and 2000                         7

         Unaudited Consolidated Statement of Stockholders' Equity
           for the Six Months Ended June 30, 2000                                         8

         Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1999 and 2000                                9

         Notes to Unaudited Consolidated Financial Statements                             10

Item 2 - Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                                          11-16

Item 3 - Quantitative and Qualitative Disclosures about
           Market Risk                                                                    17

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART II - OTHER INFORMATION                                                PAGE
---------------------------                                                ----
Item 1 - Legal Proceedings                                                 18

Item 4 - Security Holder Actions                                           18

Item 6 - Exhibits and Reports on Form 8-K                                  18

SIGNATURE
---------

                         Iron Horse Investors, L.L.C.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)

                                                                      December 31, 1999            June 30, 2000
                                                                  ----------------------------------------------
Assets
Current assets:
     Cash and marketable securities                                $           94,325           $       46,034
     Trade receivables                                                         57,198                   74,867
     Inventories                                                              254,750                  245,422
     Other current assets                                                       4,056                    3,712
                                                                  ----------------------------------------------
  Total current assets                                                        410,329                  370,035

Property, plant and equipment, net                                             84,693                   78,371

Intangible assets, net                                                        254,276                  220,918
Prepaid pension and postretirement benefit cost                               119,883                  123,349
Other assets                                                                    6,156                    5,607
                                                                  ----------------------------------------------
Total assets                                                       $          875,337           $      798,280
                                                                  ==============================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                             $           23,086           $       23,086
     Accounts payable, trade and other                                         64,639                   54,456
     Advanced payments                                                        303,065                  289,321
     Accrued and other liabilities                                             91,340                   92,578
                                                                  ----------------------------------------------
     Total current liabilities                                                482,130                  459,441

Long-term liabilities:
    Accrued pension and postretirement benefit cost                             5,075                    4,553
    Long-term debt net of current portion                                     326,757                  278,034
    Other liabilities                                                          35,675                   34,651

Total liabilities                                                             849,637                  776,679

Minority interest                                                               3,944                    3,688

Commitments and contingencies  (Note 2)

Members' capital                                                               21,756                   17,913
                                                                  ----------------------------------------------
Total liabilities and members' capital                             $          875,337           $      798,280
                                                                  ==============================================

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                    Three months         Three months           Six months           Six months
                                                        ended                ended                ended                ended
                                                    June 30, 1999        June 30, 2000        June 30, 1999        June 30, 2000
                                                 ----------------------------------------- ---------------------------------------
Revenue:
     Sales                                        $    331,630         $    297,249          $    596,160        $     564,143

Costs and expenses:
     Cost of sales                                     273,505              242,108               494,656              457,164
     Selling, general and
      administrative expenses                           46,869               46,250                83,632               88,427
     Research and development                             (677)               5,751                 1,046                9,414
                                                 ----------------------------------------- ---------------------------------------
          Total expenses                               319,697              294,109               579,334              555,005

     Earnings related to investments
        in foreign affiliates                              323                  864                   640                1,710
                                                 ----------------------------------------- ---------------------------------------
Income from operations                                  12,256                4,004                17,466               10,848

Other income (expense):
     Interest income                                       358                  653                   722                1,734
     Interest expense                                  (10,270)              (7,195)              (21,046)             (15,305)
                                                 ----------------------------------------- ---------------------------------------
Total other expense                                     (9,912)              (6,542)              (20,324)             (13,571)
                                                 ----------------------------------------- ---------------------------------------
Income (loss) before income taxes
      and  minority interest                             2,344               (2,538)               (2,858)              (2,723)
Provision for income taxes                                 625                1,228                 1,250                1,803
                                                 ----------------------------------------- ---------------------------------------
Income (loss) before minority interest                   1,719               (3,766)               (4,108)              (4,526)
Minority interest                                          (71)                 127                   168                  158
                                                 ----------------------------------------- ---------------------------------------
Income (loss) before extraordinary item                  1,648               (3,639)               (3,940)              (4,368)
Extraordinary item - net gain from early
     extinguishment of bond debt                             -                  680                     -                  680
                                                 ----------------------------------------- ---------------------------------------
Net income (loss)                                 $      1,648         $     (2,959)         $     (3,940)       $      (3,688)
                                                 ========================================= =======================================

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital

                                (in thousands)



                                                                Amount
                                                               ---------
Balance, December 31, 1999                                     $  21,756
Repurchase of common stock (excess over paid-in capital)            (155)
Net loss for the six months ended June 30, 2000                   (3,688)
                                                               ---------
Balance, June 30, 2000                                         $  17,913
                                                               =========

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                                Six months             Six months
                                                                   ended                  ended
                                                               June 30, 1999          June 30, 2000
                                                             --------------------------------------
Operating activities
Net loss                                                       $    (3,940)            $    (3,688)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                                     33,668                  12,591
   Amortization                                                     42,217                  36,517
   Minority interest                                                  (168)                   (158)
   Net gain from early retirement of bond debt                           -                    (680)
   Other                                                             2,892                       -
Changes in assets and liabilities:
   Trade receivables                                               (16,745)                (17,172)
   Inventories                                                      (2,570)                  9,882
   Other assets                                                       (451)                    491
   Prepaid pension and postretirement benefit cost                  (4,875)                 (3,466)
   Accounts payable, trade and other                               (33,554)                (10,364)
   Advanced payments                                                13,022                 (13,772)
   Accrued and other liabilities                                    23,470                  (1,665)
   Accrued pension and postretirement benefit cost                   2,754                    (522)
                                                              -------------------------------------
Cash provided by operating activities                               55,720                   7,994
                                                              -------------------------------------

Investing activities
   Capital spending                                                (19,398)                 (7,170)
   Disposal of property, plant and equipment                           837                     247
   Purchase of Barnes & Reinecke, net of $1.2 million
      cash acquired                                                      -                  (1,634)
                                                              -------------------------------------
Cash used in investing activities                                  (18,561)                 (8,557)
                                                              -------------------------------------
Financing activities
   Payments on long-term debt                                     (107,100)                (47,528)
   Proceeds from sale of common stock by subsidiary                     29                       5
   Repurchase by subsidiary of common stock                              -                    (205)
                                                              -------------------------------------
Cash used in financing activities                                 (107,071)                (47,728)
                                                              -------------------------------------

Decrease in cash and marketable securities                         (69,912)                (48,291)
Cash and marketable securities, beginning of period                 85,520                  94,325
                                                              -------------------------------------
Cash and marketable securities, end of period                  $    15,608             $    46,034
                                                              =====================================

                         Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                                 June 30, 2000


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Commitments and Contingencies

United Defense Industries, Inc. is a defendant in a so-called qui tam lawsuit filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota, U.S. ex rel. Seman and Shukla v. United Defense, et al.
                    -------------------------------------------------------
This lawsuit, as well as litigation considerations generally pertaining to FCA matters, is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. No significant developments in the lawsuit have occurred subsequent to December 31, 1999. Management does not believe that the outcome of the case will have a material adverse effect on the Company.

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

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)


                                                                      December 31, 1999           June 30, 2000
                                                                   ----------------------------------------------
Assets
Current assets:
     Cash and marketable securities                                            $  94,325                $  46,034
     Trade receivables                                                            57,198                   74,867
     Inventories                                                                 254,750                  245,422
     Other current assets                                                          4,056                    3,712
                                                                   ----------------------------------------------
  Total current assets                                                           410,329                  370,035

Property, plant and equipment, net                                                84,693                   78,371

Intangible assets, net                                                           254,276                  220,918
Prepaid pension and postretirement benefit cost                                  119,883                  123,349
Other assets                                                                       4,817                    4,321
                                                                   ----------------------------------------------
Total assets                                                                   $ 873,998                $ 796,994
                                                                   ==============================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                         $  23,086                $  23,086
     Accounts payable, trade and other                                            64,639                   54,456
     Advanced payments                                                           303,065                  289,321
     Accrued and other liabilities                                                91,340                   92,578
                                                                   ----------------------------------------------
     Total current liabilities                                                   482,130                  459,441

Long-term liabilities:
    Accrued pension and postretirement benefit cost                                5,075                    4,553
    Long-term debt net of current portion                                        326,757                  278,034
    Other liabilities                                                             35,675                   34,651
                                                                   ----------------------------------------------
Total liabilities                                                                849,637                  776,679

Commitments and contingencies (Note 2)

Stockholders' Equity:
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,042,524 and 18,032,667 issued and outstanding
     at December 31, 1999 and June 30, 2000                                          180                      180
     Additional paid-in-capital                                                  180,245                  179,992
     Stockholders' loans                                                          (1,339)                  (1,286)
     Retained deficit                                                           (154,725)                (158,571)
                                                                   ----------------------------------------------
     Total stockholders' equity                                                   24,361                   20,315
                                                                   ----------------------------------------------
Total liabilities and stockholders' equity                                     $ 873,998                $ 796,994
                                                                   ==============================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)


                                                   Three months         Three months           Six months         Six months
                                                      ended                 ended                ended               ended
                                                  June 30, 1999         June 30, 2000        June 30, 1999       June 30, 2000
                                               ----------------------------------------   -------------------------------------
Revenue:
  Sales                                        $      331,630        $      297,249       $      596,160        $      564,143

Costs and expenses:
  Cost of sales                                       273,505               242,108              494,656               457,164
  Selling, general and
   administrative expenses                             46,869                46,250               83,632                88,427
  Research and development                               (677)                5,751                1,046                 9,414
                                               ----------------------------------------   ------------------------------------
     Total expenses                                   319,697               294,109              579,334               555,005

  Earnings related to investments
     in foreign affiliates                                323                   864                  640                 1,710
                                               ----------------------------------------   ------------------------------------
Income from operations                                 12,256                 4,004               17,466                10,848

Other income (expense):
  Interest income                                         358                   653                  722                 1,734
  Interest expense                                    (10,270)               (7,195)             (21,046)              (15,305)
                                               ----------------------------------------   ------------------------------------
Total other expense                                    (9,912)               (6,542)             (20,324)              (13,571)
                                               ----------------------------------------   ------------------------------------

Income (loss) before income taxes                       2,344                (2,538)              (2,858)               (2,723)

Provision for income taxes                                625                 1,228                1,250                 1,803
                                               ----------------------------------------   ------------------------------------
Income (loss) before extraordinary item                 1,719                (3,766)              (4,108)               (4,526)
Extraordinary item - net gain from early
  extinguishment of bond debt                               -                   680                    -                   680
                                               ----------------------------------------   ------------------------------------
Net income (loss)                              $        1,719        $       (3,086)      $       (4,108)       $       (3,846)
                                               ========================================   ====================================

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)


                                                            Additional
                                                 Common      Paid-In      Retained     Stockholders'
                                                 Stock       Capital      Deficit          Loans         Total
                                              --------------------------------------------------------------------
Balance, December 31, 1999                           $ 180     $180,245   $ (154,725)        $ (1,339)   $ 24,361

Sale of Common Stock                                                  5                                         5
Repurchase of Common Stock                                         (258)                           53        (205)

Net loss for the six months ended
      June 30, 2000                                                           (3,846)                      (3,846)
                                              --------------------------------------------------------------------
Balance, June 30, 2000                               $ 180     $179,992   $ (158,571)        $ (1,286)   $ 20,315
                                              ====================================================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)


                                                                           Six months              Six months
                                                                              ended                    ended
                                                                          June 30, 1999            June 30, 2000
                                                                          --------------------------------------
Operating activities
Net loss                                                                     $   (4,108)              $   (3,846)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                                                  33,668                   12,591
   Amortization                                                                  42,217                   36,517
   Net gain from early retirement of bond debt                                        -                     (680)
   Other                                                                          2,892                        -
Changes in assets and liabilities:
   Trade receivables                                                            (16,745)                 (17,172)
   Inventories                                                                   (2,570)                   9,882
   Other assets                                                                    (451)                     491
   Prepaid pension and postretirement benefit cost                               (4,875)                  (3,466)
   Accounts payable, trade and other                                            (33,554)                 (10,364)
   Advanced payments                                                             13,022                  (13,772)
   Accrued and other liabilities                                                 23,470                   (1,665)
   Accrued pension and postretirement benefit cost                                2,754                     (522)
                                                                          --------------------------------------
Cash provided by operating activities                                            55,720                    7,994
                                                                          --------------------------------------

Investing activities
   Capital spending                                                             (19,398)                  (7,170)
   Disposal of property, plant and equipment                                        837                      247
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                                    -                   (1,634)
                                                                          --------------------------------------
Cash used in investing activities                                               (18,561)                  (8,557)
                                                                          --------------------------------------
Financing activities
   Payments on long-term debt                                                  (107,100)                 (47,528)
   Proceeds from sale of common stock                                                29                        5
   Repurchase of common stock                                                         -                     (205)
                                                                          --------------------------------------
Cash used in financing activities                                              (107,071)                 (47,728)
                                                                          --------------------------------------

Decrease in cash and marketable securities                                      (69,912)                 (48,291)
Cash and marketable securities, beginning of period                              85,520                   94,325
                                                                          --------------------------------------
Cash and marketable securities, end of period                                $   15,608               $   46,034
                                                                          ======================================

                        United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                                 June 30, 2000


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                 June 30, 2000
                                 -------------


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

United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein.

Overview

The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.5 billion as of June 30, 2000, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first six months of 2000 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

In the Company's Report on Form 10-K for the year ended December 31, 1999, considerable uncertainty was expressed regarding whether, when, or to what extent the U.S. Army might procure so-called interim armored vehicles ("IAVs") as part of the Medium Force Brigade initiative. Elements in the Army leadership have from time to time expressed a predisposition that IAVs be wheeled. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles. On April 6, 2000 the Army issued a request for proposals for IAVs, expressing the Army's intent to acquire up to five brigade sets (approximately 350 IAVs per brigade) over a period of eight years. The Army's proposal request did not state any preference for either wheeled or tracked vehicles, and Army spokesmen have indicated that the Army has not predetermined whether the IAV procurement will select wheeled rather than tracked vehicles. The Company submitted several proposals to supply the Company's products in response to the Army's competitive IAV solicitation, but there can be no assurance that (i) the IAV solicitation will result in the award of any contract(s) for IAVs, (ii) Congress will provide appropriations sufficient to permit the purchase of IAVs under any contract(s) so awarded, or
(iii) that any IAV contract would be awarded to the Company, as opposed to one or more of its competitors.

For a more detailed description of the Company's business and principal operating programs, see the Form 10-K for the year ended December 31, 1999.

The only material change to the Company's major programs from those described in the Company's Form 10-K other than additional funding as new contracts are negotiated and awarded, is that the Company's Turkish joint venture, FNSS, recently negotiated terms and conditions of two new programs. The first is to supply 211 armored combat vehicles to Malaysia. FNSS expects to receive a contract award of $279 million for these vehicles in the third quarter of 2000. This award not only would provide much needed backlog for FNSS to stay in production, but will also allow the liquidation of the potential "offset" penalty associated with the initial supply contract with the Turkish government down to 10% of the original obligation. See Note 9 of the Company's December 31, 1999 Form 10K for further discussion of the potential "offset" obligation. The other program is for a new four year contract with the Turkish government for the delivery of additional armored personnel carriers. This contract is also expected to be signed in the third quarter and would be for approximately $400 million with deliveries beginning in the latter part of 2001.

Results of Operations

Three Months Ended June 30, 2000 ("Three Months 2000") Compared to Three Months Ended June 30, 1999 ("Three Months 1999")

     Revenue. Revenue for the Three Months 2000 was $297.2 million which was $34.4 million, or 10.4%, lower than the Three Months 1999. The decline was due to the wind down and closing of the Paladin production operation in June, 1999, lower billings for the Crusader development program, and reduced shipments of naval launching systems. This decline was partially offset by engineering development sales for the advanced gun system for the DD-21 class ship.

     Gross Profit. Gross profit for the Three Months 2000 was $55.3 million, lower by $3.0 million, or 5.1%, from the Three Months 1999. The decrease in gross profit was primarily due to the lower sales volume described above, the lack of end of contract favorable profit adjustments such as occurred for the Paladin program in 1999, and adjustments to reserve and asset accounts which were mostly favorable to profits in 1999 and generally unfavorable to profits in 2000. This decline was partially offset by reduced amortization of the Acquisition purchase price and lower LIFO reserve requirements.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $46.3 million in the Three Months 2000, a reduction of $0.6 million from the Three Months 1999. The decrease was principally due to lower amortization of goodwill and intangibles related to the Acquisition purchase price, which was almost completely offset by higher bid and proposal costs. The Company anticipates continued higher bid and proposal costs, but to a lesser extent, in the third quarter as part of its pursuit of an IAV award.

     Research and development. Research and development costs were $5.8 million for the Three Months 2000 whereas research and development generated income of $0.7 million in the Three Months 1999. In 2000 research and development spending has been higher than normal as a result of work related to the IAV initiative. Additionally, the net cost was lower in 1999 because of a large reimbursement to the Company of R&D costs previously incurred related to development of an advanced gun system for the new DD21 class ship.

     Earnings from foreign affiliates. Earnings from the Company's foreign affiliates were $0.9 million in the Three Months 2000 versus $0.3 in the prior year. The minor increase is due to higher operational activity from the Saudi joint venture.

     Interest expense. Net interest expense was $6.5 million in the Three Months 2000, down from $9.9 million in the Three Months 1999 as a result of lower debt levels.

     Net Income/Loss. As a result of the foregoing, there was a net loss of $3.1 million (which included a gain of $0.7 million from the early extinguishment of bond debt) compared with net income of $1.7 million in the Three Months 1999.

Six Months Ended June 30, 2000 ("Six Months 2000") Compared to Six Months Ended June 30, 1999 ("Six Months 1999")

     Revenue. Revenue of $564.1 million for the Six Months 2000 was down $32.0 million, or 5.4%, from $596.1 million for the Six Months 1999. The decline in revenue was due to the wind down and closing of the Paladin production operation in June, 1999, lower billings for the Crusader development program and the completion of MLRS shipments to Japan during 1999. This decrease was partially offset by engineering development sales for the advanced gun system for the DD-21 class ship and higher shipments of Bradley vehicle upgrades and of M88 armored recovery vehicle kits.

     Gross Profit. Gross profit increased $5.5 million, or 5.4% to $107.0 million for the Six Months 2000 versus the Six Months 1999. The higher gross profit was primarily due to the reduced depreciation and amortization for assets established in connection with the allocation of the purchase price at the Acquisition and lower LIFO reserve requirements. This increase was mostly offset by the lower sales volume described above, the lack of end of contract profit adjustments such as occurred for the

Paladin program in 1999, and adjustments to reserves which were generally unfavorable in 2000 and mostly favorable in 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses were up $4.8 million to $88.4 million for the Six Months 2000 compared with $83.6 million for the Six Months 1999. In addition to inflationary increases, the higher spending is primarily the result of heavy spending for marketing activity and proposals, most notably for the IAV program. This increase in spending activity was partially offset by lower depreciation and amortization of assets established in conjunction with the Acquisition.

     Research and development. Research and development costs were $9.4 million for the Six Months 2000 compared with only $1.0 million for the Six Month 1999. During 2000 research and development spending has been higher than normal to support the Company's effort to win an award related to the IAV program. Additionally, the net cost was lower in 1999 because of a large reimbursement to the Company of R&D costs previously incurred related to development of an advanced gun system for the new DD21 class ship.

     Earnings from foreign affiliates. Earnings from foreign affiliates were $1.7 million in the Six Months 2000 which was $1.1 million higher than the $0.6 million recorded in the Six Months 1999. The increase was due to a combination of higher operational activity from the Saudi joint venture and the liquidation of offset requirements at the Turkish joint venture.

     Interest expense. Net interest expense for the Six Months 2000 was $13.6 million which was $6.7 million below the $20.3 million in the Six Months 1999 as a result of lower debt levels.

     Net loss. As a result of the foregoing, the net loss in the Six Months 2000 was $3.8 million including an extraordinary gain of $0.7 million for the early extinguishment of bond debt which was slightly better than the $4.1 million net loss for the Six Months 1999.

Liquidity

     During the Six Months 2000, cash provided by operating activities was $8.0 million compared with cash generation of $55.7 million for the Six Months 1999. Although the net loss was approximately the same for the six month period for both years, the loss attributed to depreciation and amortization was $26.8 million lower in the Six Months 2000, resulting in a deterioration in cash flow from the prior year. The Six Months 2000 operating cash flow was also adversely affected by increases to operating working capital during the period, primarily to fund an increase in receivables and decreases in accounts payable and advance payments.

     Cash used for investing activities was $8.6 million during the Six Months 2000 versus $18.6 million for the Six Months 1999. The reduced use of funds was the result of lower capital spending for computer software and equipment in 2000 partially offset by the purchase of Barnes & Reinecke, Inc. as described in Note 3 to the financial statements. In June, the Company announced the acquisition of Bofors Weapon Systems, a Swedish corporation that produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. The purchase, which is expected to close in the third quarter, will be a cash transaction.

     Cash used for financing activities was applied to pay down debt of $47.5 million and $107.1 million in 2000 and 1999 respectively.

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     ----------------------------------------------

                                  MARKET RISK
                                  -----------

                                 June 30, 2000
                                 -------------

In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. For additional information, see Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of June 30, 2000, the Company has debt totaling $301 million of which $118 million was subject to variable interest rates.

In June 2000, the Company entered into a forward foreign exchange contract with one of its banks to hedge against the impact of currency fluctuations between the U.S. dollar and the Swedish krona. The exchange contract provides for the Company's purchase of SKR 192 million in exchange for $22 million. The maturity date for the contract is September 1, 2000.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                                 June 30, 2000

ITEM 1.   Legal Proceedings
          -----------------

No material developments have occurred during the second quarter regarding previously reported legal proceedings.

ITEM 4.   Security Holder Actions
          -----------------------

On May 19, 2000 and without a meeting of the Company's stockholders, the holder of 95.9% of the Company's common stock (17,300,000 shares) approved by written consent the re-election of the Board of Directors, membership as previously reported to the Commission and consisting of Messrs. Frank C. Carlucci, Peter J. Clare, William E. Conway, Jr., Allan M. Holt, Robert M. Kimmitt, Gen. J.H. Binford Peay, III (USA Ret.), Thomas W. Rabaut, Francis Raborn, and Gen. John M. Shalikashvili (USA Ret.).

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibit

          27. Financial Data Schedule

(b)       Reports on Form 8-K

          None.

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        By:   /s/ Francis Raborn
                                            --------------------
                                                 Francis Raborn
                                                 Principal Financial and
                                                 Accounting Officer
                                                 and Authorized Signatory



Dated: July 31, 2000