Form 10-Q
period 2000-09-30
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 2000-11-07
CIK 1051719, 1052971, 1052972, 1052973

    ======================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                             ____________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2000              Commission File No. 333-43619

                        UNITED DEFENSE INDUSTRIES, INC.
              (Exact Name of Registrant as Specified in Charter)

          Delaware                                                52-2059782
   (State or jurisdiction of                                   (I.R.S.employer
 incorporation or organization)                           identification number)

                         Guarantors and Co-registrants

Iron Horse Investors, L.L.C.                               Delaware 52-2059783
UDLP Holdings Corp.                                        Delaware 52-2059780
United Defense, L.P.                                       Delaware 54-1693796

                             ____________________

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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2000:


                                                               No. of      Par
                                                               Shares     Value
                                                               ------     -----
United Defense Industries, Inc.............................  18,036,667   $0.01
Iron Horse Investors, L.L.C................................      -none-
UDLP Holding Corp..........................................       1,000   $0.01
United Defense, L.P........................................      -none-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                                 PAGE
------------------------------                                                                 ----
Item 1 - Unaudited Consolidated Financial Statements -
            Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
            1999 and September 30, 2000                                                          1

         Unaudited Consolidated Statements of Operations for the Three
            Months and Nine Months Ended September 30, 1999 and 2000                             2

         Unaudited Consolidated Statement of Members' Capital
            for the Nine Months Ended September 30, 2000                                         3

         Unaudited Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 2000                                        4

         Notes to Unaudited Consolidated Financial Statements                                    5-6

         Unaudited Consolidated Financial Statements -
            United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
            December 31, 1999 and September 30, 2000                                             7

         Unaudited Consolidated Statements of Operations for the Three
            Months and the Nine Months Ended September 30, 1999 and 2000                         8

         Unaudited Consolidated Statement of Stockholders' Equity
            for the Nine Months Ended September 30, 2000                                         9

         Unaudited Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1999 and 2000                               10

         Notes to Unaudited Consolidated Financial Statements                                   11-12

Item 2 - Management's Discussion and Analysis of the Results
            of Operations and Financial Condition                                               13-17

Item 3 - Quantitative and Qualitative Disclosures about
            Market Risk                                                                         18

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART II - OTHER INFORMATION                            PAGE
---------------------------                            ----

Item 1 - Legal Proceedings                              19

Item 6 - Exhibits and Reports on Form 8-K               19

SIGNATURE
---------

                         Iron Horse Investors, L.L.C.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)

Assets                                                       December 31, 1999              September 30, 2000
                                                           ---------------------------------------------------
Current assets:
   Cash and marketable securities                          $            94,325              $           68,419
   Trade receivables                                                    57,198                         106,982
   Inventories                                                         254,750                         227,561
   Other current assets                                                  4,056                          26,233
                                                           ---------------------------------------------------
 Total current assets                                                  410,329                         429,195

Property, plant and equipment, net                                      84,693                          79,788

Intangible assets, net                                                 254,276                         207,350
Prepaid pension and postretirement benefit cost                        119,883                         125,182
Restricted cash                                                              -                          33,896
Other assets                                                             6,156                           5,800
                                                           ---------------------------------------------------
Total assets                                               $           875,337              $          881,211
                                                           ===================================================

Liabilities and Capital
Current liabilities:
   Current portion of long-term debt                       $            23,086              $           23,086
   Accounts payable, trade and other                                    64,639                          57,058
   Advanced payments                                                   303,065                         331,391
   Accrued and other liabilities                                        91,340                         109,156
                                                           ---------------------------------------------------
   Total current liabilities                                           482,130                         520,691

Long-term liabilities:
  Accrued pension and postretirement benefit cost                        5,075                          26,538
  Long-term debt net of current portion                                326,757                         252,263
  Other liabilities                                                     35,675                          38,970
                                                           ---------------------------------------------------

Total liabilities                                                      849,637                         838,462

Minority interest                                                        3,944                           4,587

Commitments and contingencies  (Note 2)

Members' capital                                                        21,756                          38,162
                                                           ---------------------------------------------------

Total liabilities and members' capital                     $           875,337              $          881,211
                                                           ===================================================

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations


                                (In thousands)

                                         Three months        Three months        Nine months         Nine months
                                            ended               ended               ended               ended
                                      September 30, 1999  September 30, 2000  September 30, 1999  September 30, 2000
                                      --------------------------------------  ----------------------------------------
Revenue:
     Sales                            $          315,626  $         $303,283  $          911,786  $          867,426

Costs and expenses:
     Cost of sales                               260,955             230,637             755,611             687,801
     Selling, general and
      administrative expenses                     40,440              42,290             124,072             130,717
     Research and development                      2,241               2,873               3,287              12,287
                                      --------------------------------------  ----------------------------------------
          Total expenses                         303,636             275,800             882,970             830,805

     Earnings related to investments
        in foreign affiliates                        442                 966               1,082               2,676
                                      --------------------------------------  ----------------------------------------
Income from operations                            12,432              28,449              29,898              39,297

Other income (expense):
     Interest income                                 205                 938                 927               2,672
     Interest expense                             (8,252)             (7,858)            (29,298)            (23,163)
                                      --------------------------------------  ----------------------------------------
Total other expense                               (8,047)             (6,920)            (28,371)            (20,491)
                                      --------------------------------------  ----------------------------------------
Income before income taxes and
     minority interest                             4,385              21,529               1,527              18,806
Provision for income taxes                             -                 421               1,250               2,224
                                      --------------------------------------  ----------------------------------------
Income before minority interest                    4,385              21,108                 277              16,582
Minority interest                                   (180)               (859)                (12)               (701)
                                      --------------------------------------  ----------------------------------------
Income before extraordinary item                   4,205              20,249                 265              15,881
Extraordinary item - net gain from
 early extinguishment of bond debt                     -                   -                   -                 680
                                      --------------------------------------  ----------------------------------------
Net income                            $            4,205  $           20,249  $              265  $           16,561
                                      ======================================  ========================================

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital

                                (In thousands)
                                                                   Amount
                                                               -------------
Balance, December 31, 1999                                     $      21,756
Repurchase of common stock (excess overpaid in capital)                 (155)
Net income for the nine months ended September 30, 2000               16,561
                                                               -------------
Balance, September 30, 2000                                    $      38,162
                                                               =============

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)


                                                                    Nine months               Nine months
                                                                       ended                     ended
                                                                 September 30, 1999        September 30, 2000
                                                                 --------------------------------------------
Operating activities
Net income                                                       $              265        $           16,561
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation                                                              46,774                    18,073
   Amortization                                                              59,983                    55,804
   Minority interest                                                             12                       701
   Net gain from early retirement of bond debt                                    -                      (680)
   Other                                                                      2,004                         -
Changes in assets and liabilities:
   Trade receivables                                                        (40,373)                  (33,231)
   Inventories                                                               19,570                    27,486
   Other assets                                                              (4,324)                    1,756
   Prepaid pension and postretirement benefit cost                           (7,678)                   (5,299)
   Accounts payable, trade and other                                        (44,863)                  (19,534)
   Advanced payments                                                         29,318                   (20,525)
   Accrued and other liabilities                                             32,266                     5,655
   Accrued pension and postretirement benefit cost                            4,327                      (305)
                                                                 --------------------------------------------
Cash provided by operating activities                                        97,281                    46,462
                                                                 --------------------------------------------

Investing activities
   Capital spending                                                         (23,566)                  (11,717)
   Disposal of property, plant and equipment                                  1,030                       385
   Purchase of Barnes & Reinecke, net of $1.2 million
      cash acquired                                                               -                    (1,634)
   Cash acquired of $35.2 million in excess of purchase
     price for Bofors Weapons System                                              -                    14,007
                                                                 --------------------------------------------
Cash (used in) provided by investing activities                             (22,536)                    1,041
                                                                 --------------------------------------------
Financing activities
   Payments on long-term debt                                              (112,871)                  (73,299)
   Proceeds from sale of common stock by subsidiary                              29                        95
   Repurchase of common stock by subsidiary                                       -                      (205)
                                                                 --------------------------------------------
Cash used in financing activities                                          (112,842)                  (73,409)
                                                                 --------------------------------------------

Decrease in cash and marketable securities                                  (38,097)                  (25,906)
Cash and marketable securities, beginning of period                          85,520                    94,325
                                                                 --------------------------------------------
Cash and marketable securities, end of period                    $           47,423        $           68,419
                                                                 ============================================

                         Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                              September 30, 2000


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Commitments and Contingencies

United Defense Industries, Inc. is a defendant in a so-called qui tam lawsuit filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division in Fridley, Minnesota, U.S. ex rel. Seman and Shukla v. United Defense, et al. This lawsuit,
           -------------------------------------------------------
as well as litigation considerations generally pertaining to FCA matters, is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Based on negotiations among the parties to date, management believes that a settlement will be concluded among the parties before the end of the year on terms which will not have a material adverse effect on the Company.

3.   Business Purchase

On September 6, 2000, United Defense Industries, Inc. ("UDI") acquired all of the issued and outstanding capital stock of Bofors Weapon Systems AB ("BWS") in exchange for 180.4 million Swedish Krona. BWS produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BWS since the date of acquisition. The September 30, 2000 balance sheet reflects a preliminary allocation of the purchase price which will be finalized by the end of 2000. In connection with the acquisition UDI acquired $33.9 million of cash which is restricted as to its future use. The agreement also provides for additional payments if certain future orders received by BWS through 2004 exceed threshold levels.

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)

Assets                                                                        December 31, 1999       September 30, 2000
                                                                              ------------------------------------------
Current assets:
     Cash and marketable securities                                           $          94,325       $           68,419
     Trade receivables                                                                   57,198                  106,982
     Inventories                                                                        254,750                  227,561
     Other current assets                                                                 4,056                   26,233
                                                                              ------------------------------------------
  Total current assets                                                                  410,329                  429,195

Property, plant and equipment, net                                                       84,693                   79,788

Intangible assets, net                                                                  254,276                  207,350
Prepaid pension and postretirement benefit cost                                         119,883                  125,182
Restricted cash                                                                               -                   33,896
Other assets                                                                              4,817                    4,564
                                                                              ------------------------------------------
Total assets                                                                  $         873,998       $          879,975
                                                                              ==========================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                        $          23,086       $           23,086
     Accounts payable, trade and other                                                   64,639                   57,058
     Advanced payments                                                                  303,065                  331,391
     Accrued and other liabilities                                                       91,340                  109,156
                                                                              ------------------------------------------
     Total current liabilities                                                          482,130                  520,691

Long-term liabilities:
    Accrued pension and postretirement benefit cost                                       5,075                   26,538
    Long-term debt net of current portion                                               326,757                  252,263
    Other liabilities                                                                    35,675                   38,970
                                                                              ------------------------------------------
Total liabilities                                                                       849,637                  838,462

Commitments and contingencies (Note 2)

Stockholders' Equity:
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,042,524 and 18,036,667 issued and outstanding
     at December 31, 1999 and September 30, 2000                                            180                      180
     Additional paid-in-capital                                                         180,245                  180,032
     Stockholders' loans                                                                 (1,339)                  (1,236)
     Retained deficit                                                                  (154,725)                (137,463)
                                                                              ------------------------------------------
     Total stockholders' equity                                                          24,361                   41,513
                                                                              ------------------------------------------

Total liabilities and stockholders' equity                                    $         873,998       $          879,975
                                                                              ==========================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                    Three months         Three months              Nine months      Nine months
                                       ended                ended                     ended            ended
                                   November 30, 1999   September 30, 2000    September 30, 1999  September 30, 2000
                                  ----------------------------------------  ----------------------------------------
Revenue:
   Sales                              $315,626             $303,283                $ 911,786          $867,426

Costs and expenses:
   Cost of sales                       260,955              230,637                  755,611           687,801
   Selling, general and
    administrative expenses             40,440               42,290                  124,072           130,717
   Research and development              2,241                2,873                    3,287            12,287
                                  ----------------------------------------  ----------------------------------------
        Total expenses                 303,636              275,800                  882,970           830,805

   Earnings related to
     investments in foreign
     affiliates                            442                  966                    1,082             2,676
                                  ----------------------------------------  ----------------------------------------
Income from operations                  12,432               28,449                   29,898            39,297

Other income (expense):
     Interest income                       205                  938                      927            2,672
     Interest expense                   (8,252)              (7,858)                 (29,298)         (23,163)
                                  ----------------------------------------  ----------------------------------------
Total other expense                     (8,047)              (6,920)                 (28,371)         (20,491)
                                  ----------------------------------------  ----------------------------------------
Income before income taxes               4,385               21,529                    1,527           18,806

Provision for income taxes                   -                  421                    1,250            2,224
                                  ----------------------------------------  ----------------------------------------
Income before extraordinary item         4,385               21,108                      277           16,582
Extraordinary item - net gain
   from early extinguishment
   of bond debt                              -                    -                        -              680
                                  ----------------------------------------  ----------------------------------------
Net income                           $   4,385             $ 21,108              $       277         $ 17,262
                                  ========================================  ========================================

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)

                                                                Additional
                                                 Common          Paid-In           Retained         Stockholders'
                                                 Stock           Capital           Deficit             Loans            Total
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1999                      $    180          $180,245        $(154,725)         $ (1,339)          $ 24,361

Sale of Common Stock                                                    45                                 50                 95
Repurchase of Common Stock                                            (258)                                53               (205)

Net income for the nine months ended
     September 30, 2000                                                              17,262                               17,262
                                               ---------------------------------------------------------------------------------
Balance, September 30, 2000                     $    180          $180,032        $(137,463)         $ (1,236)          $ 41,513
                                               =================================================================================

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)


                                                             Nine months                         Nine months
                                                                ended                               ended
                                                          September 30, 1999                  September 30, 2000
                                                          ---------------------------------------------------------
Operating activities
Net income                                                    $     277                             $   17,262
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation                                                  46,774                                 18,073
   Amortization                                                  59,983                                 55,804
   Net gain from early retirement of bond debt                                                            (680)
   Other                                                          2,004                                      -
Changes in assets and liabilities:
   Trade receivables                                            (40,373)                               (33,231)
   Inventories                                                   19,570                                 27,486
   Other assets                                                  (4,324)                                 1,756
   Prepaid pension and postretirement benefit cost               (7,678)                                (5,299)
   Accounts payable, trade and other                            (44,863)                               (19,534)
   Advanced payments                                             29,318                                (20,525)
   Accrued and other liabilities                                 32,266                                  5,655
   Accrued pension and postretirement benefit cost                4,327                                   (305)
                                                          ----------------------------------------------------
Cash provided by operating activities                            97,281                                 46,462
                                                          ----------------------------------------------------

Investing activities
   Capital spending                                             (23,566)                               (11,717)
   Disposal of property, plant and equipment                      1,030                                    385
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                    -                                 (1,634)
   Cash acquired of $35.2 million in excess of purchase
     price for Bofors Weapons System                                  -                                 14,007
                                                          ----------------------------------------------------
Cash (used in) provided by investing activities                 (22,536)                                 1,041
                                                          ----------------------------------------------------

Financing activities
   Payments on long-term debt                                  (112,871)                               (73,299)
   Proceeds from sale of common stock                                29                                     95
   Repurchase of common stock                                         -                                   (205)
                                                          ----------------------------------------------------
Cash used in financing activities                              (112,842)                               (73,409)
                                                          ----------------------------------------------------

Decrease in cash and marketable securities                      (38,097)                               (25,906)
Cash and marketable securities, beginning of period              85,520                                 94,325
                                                          ----------------------------------------------------
Cash and marketable securities, end of period                 $  47,423                              $  68,419
                                                          ====================================================

                        United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                              September 30, 2000


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Commitments and Contingencies

The Company is a defendant in a so-called qui tam lawsuit filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division in Fridley, Minnesota, U.S.
                                                                           ----
ex rel. Seman and Shukla v. United Defense, et al. This lawsuit, as well as
-------------------------------------------------
litigation considerations generally pertaining to FCA matters, is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Based on negotiations among the parties to date, management believes that a settlement will be concluded among the parties before the end of the year on terms which will not have a material adverse effect on the Company.

3.   Business Purchase

On September 6, 2000, the Company acquired all of the issued and outstanding capital stock of Bofors Weapon Systems AB ("BWS") in exchange for 180.4 million Swedish Krona. BWS produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BWS since the date of acquisition. The September 30, 2000 balance sheet reflects a preliminary allocation of the purchase price which will be finalized by the end of 2000. In connection with the acquisition the Company acquired $33.9 million of cash which is restricted as to its future use. The agreement also provides for additional payments if certain future orders received by BWS through 2004 exceed threshold levels.

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                           -------------------------------------

             OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             ----------------------------------------------------

                              September 30, 2000
                              ------------------


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

United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein. Any non-guarantor subsidiaries have assets, equity, income and cash flows on an individual and combined basis less than 3% of related amounts of the Company except Bofors Weapon Systems. The Company expects to provide condensed consolidating financial information in its Annual Report on Form 10-K for the year ending December 31, 2000 that will show the condensed financial position and results of operations of subsidiaries that do not guarantee the Company's 8 3/4% Senior Subordinated Notes.

Overview

The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.8 billion as of September 30, 2000, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first nine months of 2000 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

In the Company's Report on Form 10-K for the year ended December 31, 1999, considerable uncertainty was expressed regarding whether, when, or to what extent the U.S. Army might procure so-called Interim Armored Vehicles ("IAVs") as part of the Medium Force Brigade initiative. Elements in the Army leadership have from time to time expressed a predisposition that IAVs be wheeled. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles. On October 6, 2000 the Company submitted a final proposal to respond to the Army's revised request for IAVs to equip six brigade sets (approximately 350 vehicles per brigade) over a period of six years. The Army's proposal request did not state any preference for either wheeled or tracked vehicles, and Army spokesmen have indicated that the Army has not predetermined whether the IAV procurement will select wheeled rather than tracked vehicles. The Company submitted several proposals to supply the Company's products in response to the Army's competitive IAV solicitation, but there can be no assurance that (i) the IAV solicitation will result in the award of any contract(s) for IAVs, (ii) Congress will provide appropriations sufficient to permit the purchase of most or all of the IAV quantities contemplated under any contract(s) so awarded, (Congress has appropriated funds for approximately two brigades' worth of IAVs to date), or
(iii) that any IAV contract would be awarded to the Company, as opposed to one or more of its competitors.

For a more detailed description of the Company's business and principal operating programs, see the Form 10-K for the year ended December 31, 1999.

The only material change to the Company's major programs from those described in the Company's Form 10-K, other than additional funding as new contracts are negotiated and awarded, is that the Company's Turkish joint venture, FNSS, recently negotiated terms and conditions of two new programs. The first is to supply 211 armored combat vehicles to Malaysia. FNSS received a contract award of $279 million for these vehicles in the third quarter of 2000. This award not only provides much needed backlog for FNSS to stay in production, but also allows the liquidation of the potential "offset" penalty associated with the initial supply contract with the Turkish government down to 10% of the original obligation. See Note 9 to the financial statements of the Company's December 31, 1999 Form 10-K for further discussion of the potential "offset" obligation. The other program is for a new four year contract with the Turkish government for the delivery of additional armored personnel carriers. This contract is expected to be signed in the fourth quarter and would be for $338 million with deliveries of 511 vehicles beginning in the latter part of 2001.

Additionally, the Company acquired Bofors Weapon Systems AB ("BWS"), a Swedish corporation, on September 6, 2000 for 180.4 million Swedish Krona. BWS produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. The acquisition will be accounted for as a purchase. For additional information refer to the Form 8-K filed by the Company on September 7, 2000.

Results of Operations

Three Months Ended September 30, 2000 ("Three Months 2000") Compared to Three Months Ended September 30, 1999 ("Three Months 1999")

          Revenue. Revenue in the Three Months 2000 was $303.3 million which was $12.3 million, or 3.9% lower than the Three Months 1999. The primary reason for the lower revenue is that there were no propulsor, M9 ACE, and artillery resupply vehicle deliveries in the Three Months 2000. Furthermore, shipments of vertical launch systems, amphibious assault vehicle kits and Crusader, Bradley Fighting Vehicle and

Grizzly engineering work were lower. This decline in sales was partially offset by increased shipments of Bradley upgrades, multiple launch rocket system carriers, and naval guns and product support and the addition of sales from the BWS acquisition in the Three Months 2000.

          Gross Profit. Gross profit for the Three Months 2000 of $72.6 million represented an increase of $18.0 million, or 32.9%, over the Three Months 1999. The improved gross profit was the result of considerably larger contract award fees for the Crusader and vertical launch system programs, favorable profit adjustments on most contracts reflecting improved cost control, lower depreciation and amortization costs related to the Acquisition purchase price, and no requirements for write-off reserves in the Three Months 2000. This increase in gross profit was partially offset by the lower revenue described above.

          Selling, general and administrative expenses. Selling, general and administrative expenses were $42.3 million in the Three Months 2000, higher by $1.9 million, or 4.6%, from the Three Months 1999. The increased expense was due to the BWS and Barnes & Reinecke acquisitions and higher bid and proposal costs for the Interim Armored Vehicle, partially offset by lower costs associated with staffing reductions.

          Research and development. Research and development costs were $2.9 million for the Three Months 2000 compared with $2.2 million for the Three Months 1999. The net cost was lower in 1999 because of a large reimbursement to the Company of R & D costs previously incurred related to development of an advanced gun system for the new DD21 class ship.

          Earnings from foreign affiliates. Earnings from the Company's foreign joint ventures were $1.0 million for the Three Months 2000 versus $0.4 million for the Three Months 1999. The increase reflects additional liquidation of the Turkish joint venture's offset liability.

          Interest expense. Net interest expense was $6.9 million for the Three Months 2000 compared with $8.0 million for the Three Months 1999. The decline in interest was the result of lower debt levels.

          Net Income/Loss. As a result of the foregoing, there was net income of $21.1 million in the Three Months 2000 versus net income of $4.4 million for the Three Months 1999.

          Nine Months Ended September 30, 2000 ("Nine Months 2000") Compared to Nine Months Ended September 30, 1999 ("Nine Months 1999").

          Revenue. Revenue of $867.4 million for the Nine Months 2000 was lower by $44.4 million, or 4.9%, than the $911.8 million for the Nine Months 1999. The decline in revenue was due to the wind down and closing of the Paladin production operation in June 1999, lower billings for the Crusader development program, and the completion of shipments for several programs in 1999. The decline was partially offset by increased shipments of Bradley upgrades, by engineering development sales for the advanced gun system for the DD21 class ship and the additional sales generated by acquisitions consummated in 2000.

     Gross Profit. Gross profit increased $23.5 million, or 15% to $179.6 million for the Nine Months 2000 versus the Nine Months 1999. The higher gross profit was primarily due to the reduced depreciation and amortization costs related to the Acquisition purchase price and higher award fees for the Crusader and vertical launch system programs. The increase was partially offset by the lower sales volume described above and adjustments to reserves which were generally unfavorable in 2000 and generally favorable in 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses were up $6.6 million to $130.7 million for the Nine Months 2000 compared with $124.1 million for the Nine Months 1999. The higher spending is primarily the result of heavy spending for marketing activity and proposals, most notably for the Interim Armored Vehicle program, and of expenses associated with businesses acquired in 2000. This increase in spending activity was partially offset by lower depreciation and amortization of assets established in conjunction with the Acquisition.

     Research and development. Research and development costs were $12.3 million for the Nine Months 2000 compared with only $3.3 million for the Nine Months 1999. During 2000 research and development spending has been higher than normal to support the Company's effort to win an award related to the Interim Armored Vehicle program. Additionally, the net cost was lower in 1999 because of a large reimbursement to the Company of R&D costs previously incurred related to development of an advanced gun system for the new DD21 class ship.

     Earnings from foreign affiliates. Earnings from foreign affiliates were $2.7 million in the Nine Months 2000 which was $1.6 million higher than the $1.1 million recorded for the Nine Months 1999. The increase was due to a combination of higher operational activity from the Saudi joint venture and the liquidation of offset requirements at the Turkish joint venture.

     Interest expense. Net interest expense for the Nine Months 2000 was $20.5 million which was $7.9 million below the $28.4 million in the Nine Months 1999 as a result of lower debt levels.

     Net income. As a result of the foregoing, net income in the Nine Months 2000 was $17.3 million including an extraordinary gain of $0.7 million for the early extinguishment of bond debt compared with net income of $0.3 million for the Nine Months 1999.

Liquidity

     During the Nine Months 2000, cash provided by operating activities was $46.5 million compared with cash generation of $97.3 million for the Nine Months 1999. The Nine Months 2000 operating cash flow was adversely affected by increases in working capital during the period, primarily to fund an increase in receivables and decreases in accounts payable and advance payments due to the completion of several programs in 1999.

     Cash provided by investing activities was $1.0 million for the Nine Months 2000 whereas there was a $22.5 million use of cash in the prior year. The generation of funds in the Nine Months 2000 was due to cash acquired from the BWS acquisition, which was $14.0 million in excess of the purchase price. Funds provided in the Nine Months 2000 were further enhanced as capital spending of $11.7 million was about half of the prior year's spending level.

     Cash used for financing activities was applied to pay down debt of $73.3 million and $112.9 million in 2000 and 1999, respectively.

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      ----------------------------------------------

                                  MARKET RISK
                                  -----------

                              September 30, 2000

In October 1997, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement is $160 million. The Company entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement has now expired by its terms. For additional information, see Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of September 30, 2000, the Company has debt totaling $275 million of which $92 million was subject to variable interest rates.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                              September 30, 2000


ITEM 1.  Legal Proceedings
         -----------------

No material developments have occurred during the third quarter regarding previously reported legal proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibit

         27. Financial Data Schedule

(b)      Reports on Form 8-K

         On September 7, 2000 the Company filed a Current Report on Form 8-K announcing its acquisition of all of the common stock of Bofors Weapon Systems AB, a Swedish corporation.

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



Dated: November 6, 2000