Form 10-K
period 2000-12-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 2001-03-07
CIK 1051719, 1052971, 1052972, 1052973

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

For the fiscal year ended DECEMBER 31, 2000 Commission file number 333-43619.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None as of March 1, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of March 1, 2001.


                                                      No. of shares    Par Value
                                                      -------------    ---------
        United Defense Industries, Inc. ..............  18,036,667       $0.01
        Iron Horse Investors, L.L.C. .................    -NONE-
        UDLP Holdings Corp. ..........................     1,000         $0.01
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

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense and a number of allied military forces worldwide. The Company's primary initiatives include production of the Bradley Fighting Vehicle ("BFV") and its derivatives, and development for the Crusader Field Artillery System. These two key programs comprise approximately 40% of the Company's annual revenues. The BFV is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The Company has maintained its prime contractor position on the Bradley program since production began in 1981, and has added a number of technology-based upgrades and derivative vehicles that continue to extend the program's life cycle. Building on over twenty years of experience on the M109 self-propelled howitzer and upgrades, the Company is also the prime contractor for the development of the Crusader Field Artillery System. The U.S. Army has identified the Crusader as its planned multi-billion dollar next-generation field artillery system. In addition to managing the fighting vehicle and howitzer programs, the Company serves as the prime contractor for a number of mission critical military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy's Mk45 naval gun system since 1968. The Company's major programs are summarized below, in major customer groups: Tracked Combat Vehicles (land vehicles for the U.S. Army, allied customers, and the U.S. Marine Corps), Naval Systems (fleet programs for the U. S. Navy) and International Operations. In general, the scale and viability of all of the Company's programs is subject to the continued availability of governmental funding. In seeking for such funding, the Company's programs often compete with the funding demands of other, otherwise unrelated, military programs, and sometimes compete as well with political demands from non-military directions, such as civilian programs and tax reduction proposals.

Tracked Combat Vehicles ("TCVs"). TCVs are highly mobile vehicles that can cross natural and man-made obstacles and urban terrain in all weather conditions, while under fire from enemy combat forces. The U.S. Army and Marines use tracked combat vehicles for four basic missions: (i) close combat, where the combination of tanks, scout vehicles, fighting vehicles, armored personnel carriers, and command and control vehicles provide the capability to present an integrated and flexible combat front to face enemy forces at close range; (ii) fire support, by providing lethal indirect firepower through self-propelled armament and multiple launch rocket systems; (iii) combat support, including the provision of operational assistance, such as crossing barriers, clearing or laying obstacles and recovering disabled systems; and (iv) amphibious assaults, in which amphibious assault vehicles are able to initiate attack from the sea and continue the attack on land. During 2000, 1999 and 1998, the Company derived approximately 76%, 81%, and 84% of its revenues, respectively, from TCVs.

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

     Although new BFVs are no longer being built, the Company derives significant revenue from upgrading the Army's existing fleet of BFVs. The Company initiated delivery of the latest upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production ("LRIP") contract awarded in July of 1997. The BFV A3 provides enhancements such as situation awareness capability, lethality, survivability and sustainability and is a key component to the U.S. Army's program to digitize the battlefield. The U.S. Army is currently planning to upgrade 926 older version BFVs to the A3 configuration, with annual funding allocations over the nine year period between FY1997-2005. The Company has been awarded the first four of these contracts (FY1997-2000) for a total of 203 vehicles. Of these, 61 were delivered in 2000 and 53 in prior years. Currently a multi-year proposal for 389 additional vehicles covering FY01-03 is being proposed and negotiated, and is projected to be under contract by March 2001.

     BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles developed by the Company. One such derivative, the Multiple Launch Rocket System ("MLRS") carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Missiles and Fire Control. The Company was awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire from the artillery. The Company provided 22 kits to convert BFVs under a workshare arrangement with Red River Army depot to produce Fire Support Vehicles. Another such vehicle is the Command and Control Vehicle ("C2V"). The C2V is a self-contained vehicle that keeps pace with armored maneuver forces while providing the crew with a protected environment. The Company was awarded the third year production contract for C2V conversions in December 1998 with scheduled deliveries to be completed in May 2001. However, the Army's Program Budget Decision #745, released in late 1999, removed additional production funding for the C2V in FY01 and cancelled the FY00 award. Finally, the Army's Linebacker air defense vehicle integrates the BFV with Stinger missiles and adds improvements to turret fire control, target acquisition subsystems and survivability. The Company received a new contract for Linebacker conversions in July 1998 and completed delivery in 1999.

     In addition to the development and manufacture of BFV derivatives, the Company provides BFV upgrade kits and field services. Kits allow for the upgrade of BFVs to incorporate advancements in technology. The Company also deploys experts to provide on-site training and advice to customers, complete maintenance and repairs, and assess the necessity of replacement parts. The Company is also under contract with the U.S. Army's Simulation, Training and Instrumentation Command for the development and demonstration of a multi-purpose simulator/trainer for the BFV family of vehicles. An award for the production and installation of 13 Bradley Advanced Training Systems (BATS) was received in July 1999 and deliveries will be completed by August 2001. A second year production for a follow on quantity of 11 BATS is in process with an award projected by June 2001.

     Crusader. The Crusader is an integrated and automated two-vehicle artillery system consisting of a 155-mm, self-propelled howitzer and resupply vehicle. The resupply vehicle has two variations, one tracked and one wheel-based. The Company is the sole-source, prime contractor and systems integrator responsible for the design and development of the Crusader, including delivery of a prototype system, under a $1.7 billion Product Development Risk Reduction contract, which is scheduled to be completed in 2003. The follow on development phase, known as Engineering and Manufacturing Development ("EMD"), is scheduled to begin in 2003, with delivery of the first EMD prototype in 2004. LRIP is scheduled to begin in Elgin, Oklahoma in 2006, reflecting the Army's latest funding schedule. The Army plan calls for fielding 480 Crusader systems, a reduction from its earlier projected procurement of 1,138 systems.

     The Crusader is designed to achieve the U.S. Army's stated objectives for the next-generation howitzer. These specifications include: (i) increased mobility, (ii) increased lethality, (iii) improved survivability, (iv) better sustainability, and (v) increased strategic deployability. The Crusader is being designed to be the first howitzer capable of keeping pace with the mechanized maneuver force, and will be a key part of the Army's counterattack corps. The Crusader is also being designed to provide substantially greater responsiveness and high rates of fire through long-range and accurate firings enabled by the vehicle's advanced autoloading technology and actively-cooled cannon, thereby giving it a multiple round simultaneous impact capability. This firing capability is being designed to allow commanders to extend and dominate the battle space and set a higher tempo for land operations. The Crusader is being developed with an embedded digitized command, control, communications and intelligence system for enhanced situational awareness, and for new capabilities for battlefield movement and resupply.

     M109 Self-Propelled Howitzer ("M109"). The M109 has been the most widely used field artillery vehicle for the U.S. military and certain foreign governments since it was first produced by the Company in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest generation of the M109, the M109A6 Paladin, is the most advanced M109 upgrade fielded to date. FY00 funding will allow procurement of 7 Paladins. The Company has various non-production activities on Paladin, specifically engineering and training contracts. The Company also designs and produces unique configurations of the M109 and offers M109 upgrade kits, servicing and training to various foreign governments.

     M992 Field Artillery Ammunition Supply Vehicle ("FAASV"). The single mission of the FAASV, the battlefield partner of the M109, is to safely transport personnel, ammunition, and supplies to howitzer artillery vehicles on the battlefield during both firing and non-firing conditions. By utilizing synchronized and semi-automated resupply strategies and mechanisms to carry the M109 ammunition, the FAASV enables the howitzer to remain in the field longer and thereby increase its lethality. The heavily armored chassis provides ballistic protection to its munitions supply crew and accommodates all standard 155mm rounds. In 1999, the Company completed a production contract for 96 new vehicles and 36 converted vehicles. The Company was awarded an option to deliver 6 additional converted FAASVs in 2000, and production for those vehicles was completed in 2000.

     M88 Armored Recovery Vehicle ("M88"). The M88 currently has an installed base of more than 3,325 vehicles in 19 countries throughout the world. The M88 performs towing, lifting and pulling tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the U.S. Army, in 1986 the Company began the development effort for the M88A2 ("Hercules") upgrade. The Hercules is the least expensive recovery vehicle worldwide that can safely recover 70-ton tanks (for example, the M1A1/A2). The U.S. Army has been awarding annual contracts for M88 upgrades since 1994 and the U.S. Marine Corps ("USMC") contract started in 2000. The Company is currently under contract to deliver vehicles through February 2002 and is in negotiations for an award of 44 additional vehicles to the U.S. Army and USMC. The company also has an ongoing co-production contract with Egypt for 50 Hercules and an option for at least 13 additional vehicles.

     M113 Armored Personnel Carrier ("M113"). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. The Company has produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, historically produced in Europe and currently produced by the Company's Turkish affiliate, FNSS. The U.S. Army, which received its last delivery of new M113s from the Company in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work currently occurs in the Company's Anniston, Alabama facility and continues to be a source of revenue for the Company. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot. In addition, the Company is supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and to produce the new improved Mobile Tactical Vehicle Light ("MTVL"). The MTVL variant, which is a patented UDLP M113 derivative, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3. The Company offered the MTVL as the foundation for the U.S. Army's Interim Armored Vehicles program described in Item 7 below.

     M8 Armored Gun System ("M8"). The M8 was designed to meet the Army's need for a rapidly deployable, multi-purpose tracked weapon system to support and protect light infantry forces in conflict and peacekeeping missions worldwide. It carries a rapid-fire, 105mm cannon and can be dropped by parachute from the U.S. Air Force's C-130 Hercules and larger aircraft. It has armor that makes it survivable against heavy machine guns and medium automatic cannons, and is designed for lethality against tanks, fortifications, and enemy troops. The M8 was developed by the Company under a U.S. Army contract but did not go into volume production, as the program was cancelled in 1997 due to Army budgetary constraints. The Company has not to date achieved a production sale of the M8. However, the Company offered the AGS for an important role in the U.S. Army's Interim Armored Vehicles program described in Item 7 below, and the Company is also continuing its efforts to market the M8 elsewhere.

     M9 Armored Combat Earthmover ("M9 ACE"). The M9 ACE is an 18-ton, fully tracked, aluminum armored vehicle, used on the battlefield to bulldoze, rough grade, excavate, haul and scrape. With a crew of one, the multi-purpose M9 ACE can attain road speeds of up to 35 miles per hour, and unlike a standard bulldozer, requires no transport vehicle. It is also small and light enough to be transported in C-130 aircraft. The M9 ACE can serve as the prime mover of vehicles weighing up to 39,000 pounds and can clear debris left in the wake of battles or civil disasters. The Company completed production of 52 vehicles in November 1999. Those vehicles have recently been fielded to Engineer Units at Ft. Hood, Texas and Ft. Stewart, GA.

     In-Stride Breacher ("Grizzly"). The Grizzly is a 70-ton vehicle currently under development designed to clear mines and other complex obstacles. Mounted on a modified M1 chassis, the Grizzly features a mine-clearing blade outfitted with complex software that provides automatic depth control. It is also equipped with a power-driven arm for digging, grappling and lifting, as well as seven external cameras for vision and remote operation, with full electronic integration. Currently nearing completion of the EMD phase, the program's LRIP funds were cancelled by the Office of the Secretary of Defense (OSD) in December 1999. This action was taken by OSD solely due to not having sufficient funds to support the Army's Medium Force Brigade initiative. The three Heavy Armor Divisions that remain still require the in-stride, complex obstacle breaching capabilities that the Company believes can only be accomplished by Grizzly. As a result of this requirement, the development program has been extended through August 2001 and the Company is hopeful that additional funds for the Grizzly will be restored later in 2001.

     AAV7A1 Amphibious Assault Vehicle ("AAV"). The AAV has been the U.S. Marine Corps' amphibious assault vehicle for over two decades with more than 1,500 vehicles delivered. In July 1998, the Company was awarded a $158 million four year contract by USMC to rebuild the existing fleet of AAVs in a partnering arrangement with the Albany, Georgia and Barstow, California Marine Corps Logistic Bases. The Company currently produces different kit configurations of the AAV for foreign customers such as Korea, Spain and Italy, and then assists these countries in assembling the kits locally.

     Naval Systems. The U.S. Navy's focus on land attack warfare is spurring the development of new and modified weapon systems, including (i) a modified naval gun system, the Mk45 Mod4; (ii) a new 155mm Advanced Gun System ("AGS"); (iii) land attack missile integration into the Vertical Launch System ("VLS"), requiring new canisters; and (iv) new or modified launching systems. The Company expects that the design, engineering and production of these systems will be the primary focus of naval ordnance for the foreseeable future. The Company is currently under contract to modify the Mk45 gun systems to the Mod4 configuration and develop the 155mm AGS. In addition, the Company is the sole source designer and producer of the VLS canister. Finally, the Company is the principal subcontractor to Lockheed Martin Corporation to produce VLS launchers.

     Historically, United Defense naval ordnance systems have been on all U.S. Navy combatants since the beginning of World War II. The company developed the first fully automatic major caliber gun and has been the primary designer and producer of all the automatic missile launching systems on U.S. Navy ships. During 2000, 1999, and 1998 the Company derived approximately 23%, 19% and 16% of its revenues, respectively, from Naval Systems.

     Mk45 Naval Gun System ("Mk45"). The Company is the sole source producer of the Navy's 5-inch Mk45 gun system for the Navy's newest class of destroyers, the Arleigh Burke DDG 51 class ("DDG51"). The company is under contract for FY00 requirements and expects a contract award of the FY01 requirements by March 2001. The U.S. Navy currently plans to continue building DDG51 class ships through FY05. The Company is also the prime contractor for the Naval Surface Fire Support ("NSFS") program. This NSFS program includes upgrading the Mk45 gun system with the capability to fire Extended Range Guided Munitions. Due to the NSFS program, the Company anticipates a sole-source contract to upgrade Mk45 guns on the Navy's Ticonderoga class ships from Mod2 to Mod4 configuration, which extends the Mk45's range and improves surface fire support capability. Furthermore, the U.S. government supports foreign allied navies having compatible armaments, and has recently increased its assistance to the Company's efforts to place Mk45s on foreign ships. Management believes the improvements included in the Mod4 configuration which provide significantly greater range will make the Mk45 more competitive internationally. In December 1999, the Company made its first international sale of Mk45 Mod4 to Korea.

     Mk41 Vertical Launching System. The VLS is the U.S. Navy's primary missile launcher on surface combatants, firing the anti-air Standard Missile, strike mission-related Tomahawk cruise missile, anti-submarine VLASROC, and ship self-defense Sea Sparrow missile. The VLS is manufactured under a subcontract with Lockheed Martin Corporation, the prime contractor of the VLS launcher. The Company is the designated mechanical design agent as well as the major subcontractor, and is also the sole-source, prime provider of VLS canisters. Each new missile introduced requires a new canister development program. UDLP, as the design agent, designs and tests the new canister and then, as the sole source manufacturer, the units are produced and delivered. The U.S. Navy places the VLS, like the Mk45, on all DDG51s, each of which contains twelve 8-cell VLS modules. In 1998, the Company entered into a five-year contract with Lockheed Martin Corporation for launcher production and ancillary work for the Company from 1998 through 2002. In 1999, the Company entered into a five-year contract for VLS canisters. The Company is currently negotiating two additional option years that will provide launcher production and ancillary work through 2004.

     Advanced Gun System. The U.S. Navy is currently developing its next-generation destroyer, the Zumwalt DD21 class, with land attack as its primary mission. The Company is the sole-source developer of AGS, the primary gun weapon system on DD21. The Company is on both industry teams which are competing to develop and produce the DD21. Each of the 32 planned destroyers is expected to have two AGS on board, providing the equivalent firepower of two battalions of Army M198 howitzers, at ranges of up to 100 nautical miles. Funded gun development was initiated in 1999, with completion of development scheduled for 2006. The Company is currently in EMD for the AGS. The prototype ship is scheduled to begin construction in FY05. In addition to designing the gun and associated magazine, the Company has been selected at the source selection authority for projectile development.

     Overhaul, Repair, Maintenance and Other. The Company also provides aftermarket service for the Mk45 and smaller caliber gun mounts, guided missile launching systems, vertical launching systems, surface vessel torpedo tubes, gun fire control systems, target and decoy launchers and other naval Combat Systems equipment. Work is performed for the U.S. Navy and various international allied forces. These services include engineering, repair, upgrade, maintenance, logistic support, replacement parts and onboard technical assistance. A significant amount of the service work is performed at the Company's Louisville operation which is located at the facilities of the former U.S. Navy operated Naval Ordnance Station. Other strategic work sites include San Diego, CA; Norfolk, VA; and Mayport, FL. In addition, the Company is the sole-source producer of propulsors for the Virginia Class submarine. Currently, the fifth unit is being negotiated with an overall buy of 32 projected.

International Operations. The Company operates a subsidiary, joint ventures, and co-production programs in countries throughout the world. Current operations include Bofors Defence, a Swedish subsidiary, joint ventures in Saudi Arabia and Turkey, and co-production programs in Egypt, South Korea and Japan.

     The Company's objective in setting up a joint venture or co-production program is to provide the host country with an indigenous production capability that will utilize the Company's developed programs, adapted to local requirements. The Company uses project financing, letters of credit, manufacturing licenses, training programs and offsets to structure programs that meet unique customer needs.

          Bofors Defence ("Bofors"). Bofors Weapon Systems, a Swedish Company, was acquired by United Defense Industries in September 2000 from Celsius AB. Subsequent to the acquisition the name was changed to Bofors Defence. The purpose of this acquisition is to provide a base for the expansion of United Defense's business within the European Union. Bofors is active in four major business areas; Field Artillery Systems, Air Defence and Naval Gun Systems, Combat Vehicle Systems and Product Support. Bofors' key competencies are in the area of intelligent munitions and systems. During 2000 Bofors received key contracts to commence the manufacture of intelligent munitions (the BONUS program) for the Swedish Government and to adapt a battalion of CV9040 vehicles for peacekeeping duties. Bofors entered 2001 with a backlog of approximately $240 million. The Leopard Tank Production Program will be drawing to an end in the fall of 2001 and the CV9040 will be drawing down substantially by 2002. Additional orders will be required to maintain current sales volume in the future.

     Key near term order opportunities include; 1) additional peacekeeping vehicles for Sweden, 2) naval guns for Chile, Malaysia, and Mexico, 3) artillery systems for India, and 4) intelligent munitions for the United States.

     FMC-Arabia. The joint venture was formed in 1994 to pursue defense contracts within the Kingdom of Saudi Arabia. The Company's 51% interest in the joint venture is a beneficial interest, but for administrative convenience the venture retained the name FMC-Arabia. An application to change the name is in process. The Company accounts for FMC-Arabia on an equity basis, due to the Saudi partner's ability to assert supermajority rights which limit the control of the Company. The initial contract was to provide contractor logistics support
(CLS) and training to the Royal Saudi Land Forces Infantry Corps for Bradley Fighting Vehicles previously purchased from the Company. In early 1997, FMC-Arabia was awarded a second contract to commence the modernization of 523 of Saudi Arabia's M113s (from a fleet of approximately 1,700 vehicles) to an A3 configuration. Because of overall budgeting constraints affecting the Saudi Arabian government, the funding for both the M113 and CLS programs has been stretched out, with the result that FMC-Arabia operated both programs at reduced levels during 1999 and 2000. Current funding will support work in Saudi Arabia through March of 2001. FMC-Arabia is continuing to work with the Saudi Arabian government and the U.S. government in an effort to arrange increased and more stable funding for the programs, but there can be no assurance as to when or whether such funding will be provided.

     FNSS-Turkey. The FNSS Savunma Sistemleri A.S. ("FNSS") joint venture was formed in 1987 to pursue armored combat vehicle sales to the Turkish Army. The Company owns 51%. The initial contract, which became effective in 1989, was for 1,698 vehicles consisting of four types of armored vehicles: personnel carrier, fighting vehicle, TOW missile vehicle and mortar vehicle, all using a common chassis. The initial production contract for 1,698 vehicles has been completed, and a follow-on contract for 551 additional personnel carrier vehicles was signed in October 2000. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries starting mid 1999 and ending in early 2001. In August 2000, FNSS signed a second major export order to supply 211 vehicles in eleven configurations to the government of Malaysia. This contract will also include co-production through a sublicensee company in Malaysia. The orders for the Turkish government and the Malaysian government provide backlog through the end of 2004.

     FNSS is pursuing new business opportunities with the Turkish government for amphibious vehicles, self-propelled howitzers and tank modernization. FNSS is also pursuing additional orders with the UAE and Malaysia, as well as other export opportunities within its licensed territory, which includes much of the Middle East and Southeast Asia.

     The Company's investment in FNSS is carried at cost since there is uncertainty regarding the Company's ability to control the repatriation of earnings. Royalties are reported as revenues, while dividends are reported as earnings from foreign affiliates. Dividends and royalties are paid and reported in U.S. dollars.

     Egypt. In March of 1998, the Company formalized a Manufacturing Technical Assistance Agreement with the US Army's Tank and Automotive Command (TACOM) to provide management and technical services in support of the co-production of 50 M88A2 Hercules in the Egyptian Tank Plant in Egypt. The cost-plus fixed-fee contract was signed and is currently valued at $21 million. The effort is expected to continue through 2002 with a follow-on contract to support thirteen additional vehicles expected by the end of 2001 that will continue the program through the end of 2003.

     In 1999, the Company also signed a contract with TACOM to provide kit materials to support the fabrication and assembly of 50 Hercules vehicles in the Egyptian Tank Plant. The current value of this contract is $101 million. The contract is expected to end in 2001.

     A follow-on contract to procure long lead items for kits for thirteen additional Hercules vehicles was awarded in 2000. The initial value of the follow-on contract is $6 million and will be finalized in 2001 for approximately $30 million. The follow-on contract period of performance is expected to be through January 2003. The Company continues to receive orders for additional tools and special parts to support the Egyptian Tank Plant's ongoing efforts.

     South Korea. In 1994, the Company formalized a teaming agreement with Samsung Techwin to jointly produce AAV's for the South Korean Marine Corps. An initial five year contract was signed in 1996 for $105 million. A follow-on contract was signed in 2000 for $117 million, extending the co-production through 2005. The initial deliveries for this contract commenced at the end of 2000.

     Japan. In 1993, the Company entered into an agreement with Komatsu to license and support co-production of MLRS carrier vehicles in Japan. Know-how was transferred through the mid-nineties and production was progressively transferred to

Komatsu. UDLP continues to receive royalties, and orders for special parts to support Komatsu's ongoing production contracts.

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

     The Company expended $13.0 million, $12.8 million and $15.8 million on research and development in 1998, 1999 and 2000, respectively, a substantial portion of which was included in overhead allocable to both U.S. government and foreign government contracts.

Government Contracts; Regulatory Matters

     Management expects that, for the foreseeable future, approximately 85% of the Company's sales will continue to result from contracts with the U.S. government, either directly, through prime contractors, or pursuant to the U.S. government's Foreign Military Sales program. The Company's U.S. government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort). Generally, the Company's engineering and development programs are performed under cost-plus contracts, while the production contracts are awarded on a fixed-price basis. Cost-plus and fixed-price contracts accounted for approximately 42% and 58%, respectively of the Company's business in 2000.

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

Competition

     In the market it serves the Company faces a variety of domestic and foreign major competitors including Alvis, The Boeing Company, General Dynamics Corporation, General Motors Corporation, GIAT, Kraus Maffei Wegmann, Lockheed Martin, Oto Breda, Raytheon Company, Steyr and Textron.

     Management believes that the Company will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of its products and services. As the electronic and software content of the Company's products increases, the Company may encounter future competition from electronics and aerospace companies whose activities historically have been largely unrelated to the Company's products and programs. The Company's ability to compete for defense contracts depends to a large extent on the impact and innovation of its research and development programs, its capability as a systems integrator, its willingness to partner with military depots, its ability to offer best value to its government customers, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. Historically, the Company concentrated on TCVs because it believes that TCVs provide better capability than wheeled combat vehicles. However, the U. S. Army has recently shown a strong interest in shifting at least some of its combat vehicles to a wheeled platform, which the Company does not currently offer. (See Item 7, Overview, Interim Armored Vehicles, below).

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

Backlog

     As of December 31, 2000, the Company's funded backlog was approximately $1.9 billion compared with $1.4 billion at the end of 1999. Approximately one half of the increase is due to the acquisition of Bofors during 2000. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. A substantial majority of this backlog is expected to be earned as revenues by the end of 2001.

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

Employees

     At December 31, 2000, the Company had approximately 5,350 employees and approximately 300 contract workers (excluding employees of the foreign joint ventures). Approximately 1,650 of these employees at six locations are represented by eight unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston); the International Association of Machinists (Louisville and San Jose); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis); the International Guards (Minneapolis); the International Brotherhood of Teamsters (San Jose); the United Steelworkers
(York); the Swedish Trade Union Cooperation (Sweden); and the Federation of Salaried Employees in Industry and Services (Sweden).

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

     Based on historical experience, the Company expects that a significant percentage of the total remediation and compliance costs associated with its facilities will continue to be Allowable Costs. As of December 2000 the Company has a reserve for $14 million to cover any remediation and compliance costs that may not be allowable costs under its U.S. government contracts. Management believes that the reserve is sufficient and does not expect that such costs will materially adversely affect the Company. In addition, pursuant to the terms of the acquisition agreement between Iron Horse and the Sellers, the Sellers are required to reimburse the Company for 75% of certain non-allowable remediation costs relating to operations prior to the acquisition.

ITEM 2.   Properties

     The table below sets forth information with respect to the Company's manufacturing facilities and properties. The Company believes that its facilities are adequate for its operations.


Location                  Leased/Owned      Square Footage
--------                  ------------      --------------

Albany, GA                Gov't Owned             42,600
Arlington, VA             Leased                  22,512
Anniston, AL              Leased                  96,000
Anniston, AL              Owned                  267,000
Aiken, SC                 Leased                  21,000
Aiken, SC                 Owned                  189,000
Aberdeen, SD              Owned                  105,000
Aberdeen, SD              Leased                  30,000
Fayette County, PA        Leased                 179,700
Fridley, MN*              Gov't Owned          1,712,240
Fridley, MN*              Owned                  326,023
Louisville, KY            Leased                 633,609
Orlando, FL               Leased                  16,300
Hollister, CA             Leased                   1,218  acres
Santa Clara, CA
  1125 Coleman            Leased                  37,450
  1205 Coleman            Leased                 124,940
  1450 Coleman            Leased                  36,600
  340 Brokaw              Leased                   4,400
  328 Brokaw              Leased                 174,300
  2830 De La Cruz         Leased                  86,785
  2890 De La Cruz         Leased                  68,708
Triangle, VA              Leased                   6,000
York County, PA           Owned                  996,518
York County, PA           Leased                  10,000
Arlington Heights, IL     Leased                  55,904
Troy, MI                  Leased                  16,814
East Moline, IL           Leased                   2,000
Karlskoga, Sweden         Leased                 417,500


     *The U.S. government is currently attempting to divest its Fridley, Minnesota facility that has historically been provided rent free to the Company for production of systems and spares for the U.S. government. UDLP is currently in negotiations with the government for purchase of the facility. UDLP will be required to make the facility available for the performance of government contracts and subcontracts for a minimum of three years.

ITEM 3.  Legal Proceedings

     Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The breach of contract litigation by Alliant Techsystems, Inc. against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

     The Company is also a defendant in a so-called qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The FCA, among other things, permits private parties (called "relators" under the FCA) to seek, on behalf of the U.S. Government, recovery of amounts which under certain circumstances have been improperly claimed from the Government by its contractors. Beyond recovery of the Government's actual damages, the FCA also authorizes the recovery of multiple penalties, and provides as well that the relators may personally receive 15-30% of any recovery obtained. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC Corp.,
                    -----------------------------------------------------------
and Harsco Corp., was filed against the Company and its prior owners on July 23,
-----------------
1997 in the U.S. District Court for the District of Minnesota and primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications. The relators' complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

     Negotiations among the relators, the Company, its co-defendants, and the U.S. Government (which chose not to be a party to the litigation, but by statute is entitled to participate in any settlement or other recovery in qui tam cases) to settle the Seman/Shukla litigation are nearly complete. Under the proposed settlement agreement, the Company would pay a total of $6.0 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing would be made against the Company, and no other administrative or legal action would be taken against the Company in respect of the matters alleged in the case. Completion of the settlement is subject to U.S. District Court review, but management expects the settlement to be concluded on such terms during the first part of 2001.

The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders


     None.


ITEM 5.  Market for Registrant's Stock and Related Stockholder Matters

     The Company's common stock is not publicly traded. As of March 1, 2001, there were thirty nine holders of record of the Company's common stock. No dividends were paid in 2000. In addition, the Company's Senior Subordinated Notes include provisions restricting its ability to pay dividends in the future. See Note 8 to the Consolidated Financial Statements in Item 8 for further information.

Item 6.  Selected Financial Data (In thousands)

The selected financial data presented below are derived from the Company's consolidated financial statements, audited by Ernst & Young and should be read in conjunction with such audited statements and the notes that are included in
Item 8.

                                 Nine months || Three months
                                    ended    ||     ended
                                September 30,||  December 31,          Year ended December 31,
                     1996           1997     ||      1997        1998          1999          2000
                   ---------------------------------------------------------------------------------
                                Predecessor  ||
                                             ||
Net sales          $1,029,333    $ 913,925   ||  $ 342,627    $1,217,555    $1,213,526    $1,183,886
                                             ||
Net income(loss)       98,170       68,893   ||    (36,259)     (120,007)        1,541        21,645
                                             ||
Total assets          644,979      610,475   ||  1,246,083       989,741       873,998       918,094

Long term debt                                     647,800       490,343       326,757       246,491

Note: As a result of the Acquisition and the related revaluation of assets, net income and total assets for periods ended after September 30, 1997 are not comparable to prior periods.

     Information for Iron Horse is identical except its total assets were $991,080, $875,337 and $919,330 at December 31, 1998, 1999 and 2000,
respectively and its net income was ($116,462), $1,477 and $20,765 for the years ended December 31, 1998, 1999 and 2000, respectively.

ITEM 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

Introduction

     In October 1997, the Company's direct parent, Iron Horse, was funded from several partnerships controlled by Carlyle. The equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in UDLP.

     United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein. Note 17 to the financial statements in
Item 8 sets forth condensed consolidating Balance Sheets, Statement of Operations and Statement of Cash Flows for guarantor and non-guarantor subsidiaries for 2000.

Overview

     Variability in Quarterly and Annual Performance. The Company's operating performance frequently varies significantly from period to period, depending upon the terms of and schedules for the Company's contracts, export sales, and, in particular, the award or expiration of one or more contracts and the timing of manufacturing and delivery of products under such contracts. As a result, period-to-period comparisons may show substantial increases and decreases disproportionate to underlying business activity and results for any given period should not be considered indicative of longer-term results.

     Interim Armored Vehicles. In October 1999 the U.S. Army embarked upon an initiative to create a so-called medium force, intended to be lighter and less heavily-armed than the Army's existing heavy divisions based on the M1 tank and Bradley Fighting Vehicle, but more lethal and survivable than lighter Army units such as the airborne forces. To equip the new units, known as Interim Brigade Combat Teams ("IBCT"), in April 2000 the Army commenced a solicitation for so-called Interim Armored Vehicles ("IAV"), emphasizing a thirty eight thousand pounds weight limit, rapid deployability using the Army's smallest air transports (C130 aircraft), and early fielding using off-the-shelf technology. United Defense participated in the competitive bidding for the IAVs, proposing the use of its tracked MTVL (stretched and upgraded M113) and M8 Armored Gun System vehicles (see Item 1. Description of Business) at a total price of $1.9 billion. Certain competitors proposed wheeled vehicles for the IAV program. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles.

     On November 16, 2000, the Army announced its award of the IAV contract at a price of $4.3 billion to a joint venture formed by General Motors of Canada and General Dynamics Land Systems (GM/GD). As many as 2,100 vehicles could be acquired under the IAV contract for up to six IBCT brigades over approximately a six-year period. The IAVs provided by GM/GD would be upgraded or redesigned versions of the Swiss light-duty LAV-III wheeled vehicle. On December 4, 2000, United Defense filed a formal protest with the General Accounting Office ("GAO") relating to the Army's IAV award, primarily on the grounds that (i) in a procurement where early fielding was stated to be of paramount importance, the LAV-III vehicles cannot be fielded, depending on specific vehicle type, until one to three years or more after their UDLP counterparts; (ii) the Army favored GM/GD during the competition by secretly applying new, unannounced evaluation factors which biased the selection in favor of a wheeled vehicle outcome; and
(iii) in a best value procurement, the LAV-III selection cannot be justified when the vehicle is inferior in performance, requires an extensive development effort of uncertain outcome before it can ever be fielded, and will cost the Army more than double the price of the United Defense vehicles.

     UDLP's protest is pending before the GAO, whose decision is expected on or about March 14, 2001. By law, performance on the announced GM/GD contract is suspended until the GAO renders its decision. In adjudicating a protested procurement, the GAO can dismiss the protest, call for the competition to be reopened, or recommend that the procuring agency's award be cancelled and the contract be rewarded to the protester. Beyond the GAO proceeding, the procurement may also be challenged in federal court. Although the Company believes that its arguments to overturn the Army's IAV award are compelling, management cannot predict the outcome of the GAO proceeding, or the likelihood of further legal proceedings regarding the IAV program.

     Regardless of the ultimate outcome of the IAV procurement decision, significant uncertainties will affect the future of the IAV program, including whether (i) the Bush Administration chooses to support the program and (ii) Congress chooses to fund the program in future years. To some degree, U.S. Government funding for other significant UDLP programs, such as the Crusader artillery system and upgrades to the Bradley fleet (see Item 1, Description of Business, above), may be adversely impacted by funding for the IAV program. Also, assuming that the IAV program were to proceed on some substantial scale, the Company's profits and revenues would likely be affected by whether the IAVs were procured from the Company, or instead from a competitor.

     Administration Defense Review. The Bush Administration has indicated that it is conducting a comprehensive review of the priorities, missions, and programs of the Department of Defense (DoD). The outcome of this review is uncertain, but the Administration's findings may have significant implications for the organization and funding of various elements and major weapons programs in each of the armed services. Accordingly, such outcome may beneficially or adversely affect programs in which the Company has a significant interest, including the Crusader and DD21 destroyer (both described in Item 1. Description of Business), as well as programs in which the Company may have an interest, such as the IAV program (described in Item 7. Overview, Interim Armored Vehicles, above), depending upon whether any such program was cancelled, scaled back, delayed, endorsed, expanded, or accelerated. Such outcome(s) would likely be determined both by the specific results of the Administration review and by the Congressional reaction thereto. As the Administration has to date withheld comment about the specific nature and content of its review, as well as its potential outcome, management is unable to predict the eventual impact thereof on the Company's products, operations, revenues, or profitability.

     Senior Subordinated Notes. The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the Senior Subordinated Notes. During December 2000 the Company acquired approximately $17 million of the notes. This authorization was granted due to the Company's performance of making bank debt prepayments in excess of scheduled amortization payments.

     The Company will continue to purchase the Senior Subordinated Notes in the open market if market conditions are appropriate and if excess cash is available to make a purchase. However, the Company may decide to continue to apply any excess cash balances towards the prepayment of bank debt as it has to date.

Results of Operations

Year Ended December 2000 Compared to Year Ended December 1999.

     Revenue. Revenue of $1,183.9 million for 2000 was lower by $29.6 million, or 2.4%, than the $1,213.5 million for 1999. The decline in revenue was due to the winding down and closing of the Paladin production operation in June 1999, lower billings for the Crusader development program, and the completion of shipments for several programs in 1999. The decline was substantially offset by the additional sales generated by business combinations consummated in 2000, increased shipments of Bradley upgrades and by engineering development sales for the advanced gun system for the DD21 class ship.

     Gross Profit. Gross profit increased $18.4 million, or 8.3% to $240.0 million for 2000 from $221.6 for 1999. This gross profit increase was primarily due to the reduced depreciation and amortization costs related to the Acquisition purchase price and higher award fees for the Crusader programs. The increase was partly offset by the lower sales volume described above and a greater impact in 2000 resulting from use of the LIFO inventory method.

     Selling, general and administrative expenses. Selling, general and administrative expenses were up $7.2 million to $175.1 million for 2000 compared with $167.9 million for 1999. The higher spending is primarily the result of heavy spending for marketing activity and proposals, most notably for the Interim Armored Vehicle program, and of expenses associated with businesses acquired in 2000. This increase in spending activity was partially offset by lower depreciation and amortization of intangible assets established in conjunction with the Acquisition.

     Research and development. Research and development costs were $15.8 million for 2000 compared with $12.8 million for 1999. During 2000 research and development spending was higher than normal to support the Company's effort to win an award related to the Interim Armored Vehicle program. Additionally, the net cost was lower in 1999 because of a reimbursement to the Company of research and development costs previously incurred related to development of the advanced gun system for the new DD21 class ship.

     Earnings from foreign affiliates. Earnings from foreign affiliates were $2.9 million in 2000 which was $2.4 million higher than the $.5 million recorded for 1999. The increase was due to a combination of higher operational activity from the Saudi joint venture and the liquidation of offset requirements related to the Turkish joint venture.

     Interest expense. Net interest expense for 2000 was $25.1 million which was $11.9 million below the $37.0 million in 1999 as a result of lower debt levels.

     Net income. As a result of the foregoing, net income in 2000 was $21.6 million, including an extraordinary gain of $0.7 million for the early extinguishment of bond debt, compared with net income of $1.5 million for 1999.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Revenue. Revenue for 1999 was $1,213.5 million, a slight decline of $4.0 million or 0.3%, from 1998. The lower revenue was largely due to the winding down of the Paladin artillery upgrade program at the end of the second quarter of 1999 and the completion of the self-propelled howitzer and the M113 shipments to foreign customers. This decline was offset by higher revenue from the shipments of vertical launcher systems, increased billings for the Crusader program, and new deliveries of M9 armored combat earth movers, self propelled howitzers and rebuilt AAV7 amphibious vehicles.

     Gross Profit. Gross profit increased $103.4 million, or 87.4%, to $221.6 million for 1999 from $118.3 million for 1998. The gross profit rate improved
8.6 percentage points to 18.3% for 1999. The improvement in 1999 was due to lower costs related to assets revalued in connection with the Acquisition. In 1998 reserves were established including a sizeable non-cash pension charge for restructuring the Company's Armament Systems Division, the write-off of unusable capitalized software, and other impaired assets which did not recur in 1999.

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

Liquity, Capital Resources and Financial Condition

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

     Cash provided by operating activities. Cash provided by operating activities for 2000, 1999 and 1998 was $95.3 million, $189.6 million and $197.3 million, respectively. During 2000, cash provided by operating activities was significantly lower than in recent years. The majority of cash was generated by net income plus depreciation and amortization, but it was adversely affected by increases in working capital, primarily to fund an increase in receivables and a decrease in advance payments due to the completion of several programs. In 1999 cash flow was principally due to net income plus depreciation and amortization of $137.4 million, and significant collections of progress payments from the U.S. Government and foreign advance payments. In 1998 the Company likewise generated a high volume of cash resulting from net loss plus depreciation and amortization of $58.0 million, and sizeable reductions in receivables and inventories as the U.S. government payment office paid all billings received by a certain deadline, and the Company aggressively reduced inventories consistent with shipping schedules.

     Current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet cash requirements in the year 2001.

     Cash (used in) provided by investing activities. Cash provided by investing activities was $2.9 million in 2000 while cash used in investing activities was $23.7 million in 1999 and $.6 million in 1998. The generation of funds in 2000 was primarily due to cash acquired from the Bofors acquisition, which was $45.6 million in excess of the purchase price.

     Financing activities. Cash used for financing activities included the pay down of $79.1 million in debt for 2000, $157.1 million for 1999 and $152.8 million for 1998. In 1998, the Company raised $6.1 million from the sale of additional shares of its common stock to certain officers, directors and other management members of the Company and to individuals affiliated with Iron Horse.

ITEM 7A.  MARKET RISK

     Foreign Exchange Contracts. Bofors uses forward exchange contracts to reduce the effect of fluctuating currencies on short-term foreign currency-denominated transactions.

     The following table summarizes by major currency the contractual amounts of Bofors' forward exchange contracts and their termination market values.


Contractual Currency    Contractual Amount  Termination Market Value
---------------------------------------------------------------------

British pound           2.0 M               1.9 M
European euro           1.2 M               1.2 M
US dollar               9.9 M               8.8 M

     At December 31, 2000, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position or results of operations of the Company.

ITEM 8.   Consolidated Financial Statements and Supplementary Data

     The following consolidated financial statements of Iron Horse Investors, L.L.C. and United Defense Industries, Inc. are provided in response to the requirements of Item 8:

IRON HORSE INVESTORS, L.L.C. AND UDLP

Report of Independent Auditors..........................................    F1

Consolidated Balance Sheets as of December 31, 1999 and 2000............    F2
Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000...................................    F3
Consolidated Statements of Members' Capital for the years
     ended December 31, 1998, 1999 and 2000 ............................    F4
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999 and 2000 ..................................    F5

Notes to Consolidated Financial Statements ............................. F6-22

UNITED DEFENSE INDUSTRIES, INC.

Report of Independent Auditors..........................................   F23

Consolidated Balance Sheets as of December 31, 1999 and 2000............   F24
Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000...................................   F25
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1999 and 2000...................................   F26
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999 and 2000...................................   F27

Notes to Consolidated Financial Statements..............................F28-48

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Iron Horse Investors, L.L.C.

We have audited the accompanying consolidated balance sheets of Iron Horse Investors, L.L.C. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, members' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Horse Investors, L.L.C. and subsidiaries at December 31, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                       /s/ Ernst & Young LLP


February 1, 2001
McLean, VA

                         Iron Horse Investors, L.L.C.
                          Consolidated Balance Sheets

                                (In thousands)

Assets                                                 December 31, 1999              December 31, 2000
                                                   ------------------------------------------------------
Current assets:
     Cash and marketable securities                $               94,325           $             113,357
     Trade receivables                                             57,198                         109,705
     Inventories                                                  254,750                         259,238
     Other current assets                                           4,056                          13,083
                                                   ------------------------------------------------------
  Total current assets                                            410,329                         495,383

Property, plant and equipment, net                                 84,693                          80,775

Intangible assets, net                                            254,276                         191,720
Prepaid pension and postretirement benefit cost                   119,883                         123,100
Restricted cash                                                         -                          23,528
Other assets                                                        6,156                           4,824
                                                   ------------------------------------------------------
Total assets                                       $              875,337           $             919,330
                                                   ======================================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt             $               23,086           $              23,086
     Accounts payable, trade and other                             64,639                          86,117
     Advanced payments                                            303,065                         342,394
     Accrued and other liabilities                                 91,340                         104,168
                                                   ------------------------------------------------------
     Total current liabilities                                    482,130                         555,765

Long-term liabilities:
    Accrued pension and postretirement benefit cost                 5,075                          28,515
    Long-term debt net of current portion                         326,757                         246,491
    Other liabilities                                              35,675                          41,428
                                                   ------------------------------------------------------
Total liabilities                                                 849,637                         872,199

Minority interest                                                   3,944                           4,766

Commitments and contingencies (Notes 8 & 9)

Members' capital                                                   21,756                          42,365
                                                   ------------------------------------------------------

Total liabilities and members' capital             $              875,337           $             919,330
                                                   ======================================================

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                     Consolidated Statements of Operations

                                (In thousands)

                                                      Year ended December 31
                                                 1998          1999            2000
                                            --------------------------------------------
Revenue:
     Sales                                  $ 1,217,555    $ 1,213,526       $ 1,183,886

Costs and expenses:
     Cost of sales                            1,099,291        991,907           943,892
     Selling, general and
      administrative expenses                   177,449        167,877           175,075
     Research and development                    13,021         12,782            15,760
                                            --------------------------------------------
          Total expenses                      1,289,761      1,172,566         1,134,727

     Earnings related to investments
        in foreign affiliates                     6,208            533             2,919
                                            --------------------------------------------
(Loss) income from operations                   (65,998)        41,493            52,078

Other income (expense):
     Interest income                              1,396          1,820             4,152
     Interest expense                           (52,155)       (38,835)          (29,265)
                                            --------------------------------------------
Total other expense                             (50,759)       (37,015)          (25,113)
                                            ---------------------------------------------

(Loss) income before income taxes
      and minority interest                    (116,757)         4,478            26,965

Provision for income taxes                        3,250          2,937             6,000
                                            --------------------------------------------
(Loss) income before minority interest         (120,007)         1,541            20,965
Minority interest                                 3,545            (64)             (880)
                                            --------------------------------------------

(Loss) income before extraordinary item        (116,462)         1,477            20,085
Extraordinary item - net gain from early
      extinguishment of bond debt                     -              -               680
                                            --------------------------------------------
Net (loss) income                           $  (116,462)   $     1,477       $    20,765
                                            ============================================

See accompanying notes.

                          Iron Horse Investors, LLC.

                  Consolidated Statements of Members' Capital

                                (In thousands)

              Balance, December 31, 1997                $ 136,741
              Net loss for the year
                   ended December 31, 1998               (116,462)
                                                        ---------
              Balance, December 31, 1998                   20,279
              Net income for the year
                   ended December 31, 1999                  1,477
                                                        ---------
              Balance, December 31, 1999                   21,756
              Repurchase of common stock (excess
                   over paid in capital)                     (156)
              Net income for the year
                   ended December 31, 2000                 20,765
                                                        ---------
              Balance, December 31, 2000                $  42,365
                                                        =========

                            See accompanying notes.

                         Iron Horse Investors, L.L.C.
                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                     For year ended December 31
                                                               1998             1999              2000
                                                            ---------------------------------------------
Operating activities
Net (loss)income                                            $ (116,462)       $   1,477        $   20,765
Adjustments to reconcile net (loss) income to cash
  provided by operating activities:
   Depreciation                                                 83,153           55,528            23,882
   Amortization                                                 94,806           80,317            72,562
   Minority interest                                            (3,545)              64               880
   Net gain from early retirement of bond debt                       -                -              (680)
   Other                                                         5,291            1,123                 -
Changes in assets and liabilities:
   Trade receivables                                            30,452            7,197           (35,954)
   Inventories                                                  76,030             (407)           11,608
   Other assets                                                  1,636              474               700
   Prepaid pension and postretirement benefit cost              15,519            4,029            (3,217)
   Accounts payable, trade and other                            (5,144)         (23,858)            9,525
   Advanced payments                                            (3,006)          44,670            (9,522)
   Accrued and other liabilities                                14,360           28,554             3,125
   Accrued pension and postretirement benefit cost               4,212           (9,535)            1,672
                                                            ---------------------------------------------
Cash provided by operating activities                          197,302          189,633            95,346
                                                            ---------------------------------------------

Investing activities
   Capital spending                                            (24,020)         (25,246)          (19,721)
   Disposal of property, plant and equipment                     7,298            1,532               560
   Adjustment to purchase price of business                     16,074                -                 -
   Purchase of Barnes & Reinecke, net of $1.2 million
      cash acquired                                                  -                -            (1,634)
   Purchase of Bofors Weapon Systems, net of $45.6 million
      cash acquired                                                  -                -            23,663
                                                            ---------------------------------------------
Cash (used in)provided by investing activities                    (648)         (23,714)            2,868
                                                            ---------------------------------------------
Financing activities
   Payments on long-term debt                                 (152,814)        (157,143)          (79,071)
   Proceeds from sale of common stock by subsidiary              6,057               29                95
   Repurchase of common stock by subsidiary                          -                -              (206)
                                                            ---------------------------------------------
Cash used in financing activities                             (146,757)        (157,114)          (79,182)
                                                            ---------------------------------------------

Increase in cash and marketable securities                      49,897            8,805            19,032
Cash and marketable securities, beginning of year               35,623           85,520            94,325
                                                            ---------------------------------------------
Cash and marketable securities, end of year                 $   85,520        $  94,325        $  113,357
                                                            =============================================

See accompanying notes.

                          Iron Horse Investors, L.L.C

                  Notes to Consolidated Financial Statements


1. Basis of Presentation

     Iron Horse Investors, L.L.C. together with its subsidiaries, (the "Company") was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") via its investment in United Defense Industries, Inc. ("UDI").

     In October 1997, the Company was funded from an investment group led by the Carlyle Group ("Carlyle"), which was invested in UDI. On October 6, 1997, UDI acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco") (the "Sellers").

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

                          Iron Horse Investors, L.L.C

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

Long-lived Assets, Including Intangible Assets and Goodwill

     The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value.

Investments in Affiliated Companies

     The Company's investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. Dividends received net of amounts accrued for taxes and future obligations were $4.6 million for the year ended December 31, 1998 and $1.4 million for the year ended December 31, 2000. A provision of $1.1 million was recorded for the year ended December 31, 1999.

     The Company's investment in a foreign joint venture in Saudi Arabia is accounted for by using the equity method. Equity in earnings from this investment was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                          Iron Horse Investors, L.L.C

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

                          Iron Horse Investors, L.L.C

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 133, which the Company will adopt effective January 1, 2001, is not expected to have a material impact to the Company's consolidated financial statements.

3. Business Purchase

     On October 5, 1997, the Company via its direct investment in UDI, acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment and debt (see Note 8). The acquisition was accounted for using the purchase method of accounting.

     On March 6, 2000, the Company via its direct investment in UDI, acquired all of the outstanding stock of Barnes & Reinecke, Inc. ("BRI"), a subsidiary of Allied Research Corporation ("ARC"), headquartered in Arlington Heights, Illinois. BRI specializes in providing systems technical support and performance upgrades of defense equipment for U.S. and foreign governments. BRI retained its current management structure and became a wholly owned subsidiary of UDI. As consideration for the purchase, the Company paid its former owner, ARC, $3.7 million in cash and notes. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

     On September 6, 2000, the Company via its direct investment in UDI, acquired all of the outstanding stock of Bofors through a newly-created wholly-owned Swedish subsidiary of the Company, Bofors Defense Holding AB. The acquisition was structured so that Bofors will be an indirectly wholly owned Swedish subsidiary of UDI and each of Bofors and Bofors Defense Holding AB will be restricted subsidiaries as defined in the indenture to which the Company is a party with respect to the 8 3/4% Senior Subordinated Notes due 2007 issued by the Company. As consideration for the purchase, the Company paid Bofors' former owner, Celsius AB, 187.3 million Swedish Krona (approximately US $19.4 million) which was determined based on arm's length negotiation. The acquisition was accounted for as a purchase. Accordingly, the financial Statements reflect the results of operations of Bofors since the date of acquisition.

                          Iron Horse Investors, L.L.C

     Bofors produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. Although the Swedish government is the primary customer, Bofors is dependent on exports for approximately half of its total sales.

       The unaudited pro forma results below (in thousands) assume the acquisition occurred at the beginning of each year presented.

                                        Year ended December 31
                                        1999             2000
                                   ------------------------------

             Sales                   $1,470,016       $1,270,904
             Net income              $    8,676       $   22,098


     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year indicated or of future operations under the ownership and management of the Company.

4. Inventories

     The majority of the Company's inventories are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

     The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998 and 1999, and $12.6 million at December 31, 2000.

                          Iron Horse Investors, L.L.C

5. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                       December 31
                                                  1999             2000
                                                --------------------------
       Buildings                                $  39,978        $  42,413
       Machinery and equipment                    166,257          175,501
       Land and improvements                        8,126            8,338
       Construction in progress                     7,754            7,848
                                                --------------------------
                                                  222,115          234,100
       Less: accumulated depreciation            (137,422)        (153,325)
                                                --------------------------
       Net property, plant and equipment        $  84,693        $  80,775
                                                ==========================

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                    December 31
                                               1999             2000
                                             --------------------------
       Software and other intangibles        $  92,119        $  94,432
       Firm business and ongoing programs      225,103          225,103
       Goodwill                                124,339          132,473
                                             --------------------------
                                               441,561          452,008
       Less:  accumulated amortization        (187,285)        (260,288)
                                             --------------------------
       Net intangible assets                 $ 254,276        $ 191,720
                                             ==========================


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

                          Iron Horse Investors, L.L.C

7. Pensions and Other Postretirement Benefits

     The majority of the Company's domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

     With the exception of Bofors, most of the Company's employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

     Bofors has a statutory pension obligation of $23.0 million which is included in "accrued pension and postretirement benefit cost" on the consolidated balance sheet at December 31, 2000. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

                          Iron Horse Investors, L.L.C

     The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1999 and 2000 are as follows (in thousands):

                                                         Pension Benefits                     Postretirement Benefits
                                                     1999                2000                 1999                2000
                                                 -----------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year          $  442,651            $422,314              $54,795             $49,187
Service cost                                         13,747              14,256                1,489               1,260
Interest cost                                        27,982              32,847                3,420               3,565
Net benefits paid, including settlements            (25,174)            (22,895)              (5,594)             (4,486)
Actuarial (gain) loss                               (38,130)             13,309               (4,923)               (296)
Plan amendments                                       1,238              11,803                    -                   -
                                                 -----------------------------------------------------------------------
Benefit obligation at end of year                   422,314             471,634               49,187              49,230

Change in plan assets
Fair value of plan assets at beginning
 of year                                            548,003             537,769               60,412              51,828
Actual return on plan assets                         13,874              78,974               (6,558)             11,581
Employer contributions                                1,066                 958                3,568               2,893
Net benefits paid, including settlements            (25,174)            (22,895)              (5,594)             (4,486)
                                                 -----------------------------------------------------------------------
Fair value of plan assets at end of year            537,769             594,806               51,828              61,816
                                                 -----------------------------------------------------------------------

Funded status                                       115,455             123,945               2,641              12,586
Unrecognized actuarial (gain) loss                   (6,012)            (25,029)             (1,514)             (8,418)
Unrecognized prior service cost                       4,238              14,528                   -                   -
                                                 ----------------------------------------------------------------------
Net amount recognized                            $  113,681            $113,444             $ 1,127             $ 4,168
                                                 ======================================================================
Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid pension and postretirement
   benefit cost                                  $  118,756            $118,932             $ 1,127             $ 4,168
  Accrued pension and postretirement
   benefit cost                                      (5,075)             (5,488)                  -                   -
                                                 ----------------------------------------------------------------------
Net amount recognized                            $  113,681            $113,444             $ 1,127             $ 4,168
                                                 ======================================================================

                          Iron Horse Investors, L.L.C

The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 1998, 1999 and 2000:

                                         Year ended December 31

                                      1998       1999         2000
                                    ---------------------------------
Weighted-average assumptions
----------------------------
Discount rate                         6.50%      7.50%        7.50%
Expected return on plan assets        9.00%      9.00%        9.00%
Rate of compensation increase         3.50%      5.00%        5.00%


The following tables show the components of the net periodic benefit cost (in thousands):


                                                Year ended December 31

Pension Benefits                            1998         1999        2000
----------------                          ----------------------------------
Service cost                              $ 11,751     $ 13,747     $ 14,256
Interest cost                               27,017       27,982       32,847
Expected return on plan assets             (43,080)     (45,213)     (47,904)
Net amortization and recognized losses         703        1,324        1,993
Special termination benefits and
 curtailments                               27,500          650            -
                                          ----------------------------------
Net periodic benefit (income)cost         $ 23,891     $ (1,510)    $  1,192
                                          ==================================


                                                Year ended December 31

Postretirement Benefits                    1998         1999        2000
-----------------------                  ---------------------------------
Service cost                             $ 1,382       $ 1,489     $ 1,260
Interest cost                              3,515         3,420       3,565
Expected return on plan assets            (4,422)       (4,797)     (4,938)
Net amortization and recognized losses         -             -         (35)
                                         ---------------------------------
Net periodic benefit cost (income)       $   475       $   112     $  (148)
                                         =================================


     Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6.7 million, $3.2 million and zero, respectively, at December 31, 1999 and $12.6 million, $6.8 million and zero, respectively, at December 31, 2000.

                          Iron Horse Investors, L.L.C

     For measurement purposes, a 4% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001 and future years. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                           1% Increase        1% Decrease
                                                          -------------      -------------
Effect on total of service and interest cost components      $  159            $  (132)
Effect on the postretirement benefit obligation              $1,296            $(1,097)

8. Long-term Debt

Borrowings under long-term debt arrangements are as follows:

                                          December 31

                                     1999             2000
                                 -------------------------
Senior credit facility           $149,843         $ 86,757
Senior subordinated notes         200,000          182,820
                                 -------------------------
                                  349,843          269,577
Less: current portion              23,086           23,086
                                 -------------------------
                                 $326,757         $246,491
                                 =========================

Senior Credit Facility

     In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $149,843 and $86,757 at December 31, 1999 and 2000, respectively.

     The term loan facilities bear interest at variable rates with a weighted average rate of 8.82% and 7.91% at December 31, 1999 and 2000, respectively. These loans are due through 2006 and provide for quarterly principal payments.

     The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $142 million at December 31, 2000. There was $88 million available
under the revolving credit facility at December 31, 2000.   The Company is
obligated to pay a fee of 0.25% on the unused revolving credit facility.

                          Iron Horse Investors, L.L.C

     Amounts outstanding under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries.

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

     The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the Senior Subordinated notes. During 2000 the Company purchased approximately $17 million of its subordinated notes in the open market.

Annual Maturities
Annual maturities of long-term debt are as follows (in thousands):


            Year ended December 31
            ----------------------
                     2001                            $  23,086
                     2002                               23,086
                     2003                               23,085
                     2004                                    -
                     2005                                8,903
                  Thereafter                           191,417
                                                     ---------
                     Total                           $ 269,577
                                                     =========

                          Iron Horse Investors, L.L.C

     Cash paid for interest was $45.4 million, $36.2 million and $26.5 million for the years ended December 31, 1998, 1999 and 2000.

9. Commitments and Contingencies

Operating Leases

     The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 1998, 1999, and 2000 was $13.5 million, $12.4 million and $14.2 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $12.8 million in 2001, $13.0 million in 2002, $11.2 million in 2003, $10.6 million in 2004, $9.9 million in 2005 and
$9.0 million thereafter.

Legal Proceedings

     Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The breach of contract litigation by Alliant against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

     The Company is a defendant in a so-called qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC
                      ----------------------------------------------------
Corp., and Harsco Corp., was filed against the Company and its prior owners on
------------------------
July 23, 1997 in the U.S. District Court for the District of Minnesota and primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications. The relators' complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

     Negotiations among the relators, the Company, its co-defendants, and the U.S. Government to settle the Seman/Shukla litigation are nearly complete. Under the proposed settlement agreement, the Company would pay a total of $6.0 million to settle the case. No finding of wrongdoing would be made against the Company, and no other administrative or legal action would be taken against the Company in respect of the matters alleged in the case.

                          Iron Horse Investors, L.L.C

Completion of the settlement is subject to U.S. District Court review, but management expects the settlement to be concluded on such terms during the first part of 2001.

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

     As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. As of December 31, 2000 the Company has a reserve of $14 million to cover any remediation and compliance costs that may not be Allowable Costs under U.S. government contracts. In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-
Allowable Costs.   The Company has recorded an asset for the amounts expected to be reimbursed by the Sellers under the terms of the acquisition agreement.

Turkey Joint Venture Offset Reserves

     The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 to meet the "offset" requirements of the contract or pay a penalty of 9% of the unpaid offset obligations. Such payment could be as high as $40 million if no additional offset sales are completed. There can be no assurance that the joint venture will be able to completely fulfill its offset obligations or renegotiate an acceptable alternative. The Company has established reserves for its share of the potential "offset" obligation at December 31, 2000. Production from a newly signed contract with the government of Malaysia will partially satisfy the liability.

                          Iron Horse Investors, L.L.C

10. Subsidiary Equity Plans

     During 1998, UDI adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,492,600 shares of common stock were reserved for issuance at December 31, 2000. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.


                                                 Year ended December 31
                                             1998         1999         2000
                                          ------------------------------------

Options outstanding, beginning of year             -    1,436,000    1,457,900
Options granted                            1,436,000       31,000       23,000
Options canceled                                   -       (6,200)     (40,000)
Options exercised                                  -       (2,900)      (4,500)
                                          ------------------------------------
Options outstanding, end of year           1,436,000    1,457,900    1,436,400
                                          ====================================
Options excercisable, end of year                  -      418,425      682,230
                                          ====================================


     Options granted in 1998 were at $10 per share and had an estimated grant
date fair value of $4.51 per option.   Options granted in 1999 were at $20 per
share and had an estimated grant date fair value of $9.56 per option. Options were granted at $20 and $25 during the year ended December 31, 2000 and had an estimated weighted average fair value on the date of grant of $6.95. The weighted-average exercise price and weighted-average remaining contractual life of the stock options outstanding at December 31, 2000 was $10.30 and eight years, respectively.

     Had compensation cost for the UDI's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have increased by approximately $560,000, the net income in 1999 would have decreased by approximately $1,459,000, and the net income in 2000 would have decreased by approximately $1,250,000. The effect of applying SFAS No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; risk-free interest rate of 6%, 6.5% and 5.5%; and expected life of the option term of 10 years, 10 years and 7 years.

                          Iron Horse Investors, L.L.C

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan (the "ESPP") adopted by UDI, certain employees are provided the opportunity to purchase shares of the UDI's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by UDI. Related loans including interest at 7.5%, are due in five years. During 1998, 739,624 shares were sold at a price of $10 per share.

11. Income Taxes

     The provision for income taxes for year ended December 31, 1998 was solely for federal income taxes payable by the Company's Foreign Sales Corporation ("FSC") subsidiary. The FSC incurred income taxes amounting to $3.3 million, $1.7 million and $2.7 million during the years ended December 31, 1998, 1999 and
2000, respectively.   For the years ended December 31, 1999 and 2000, the
provision for income taxes also includes alternative minimum tax currently payable by the Company of $1.2 million and $1.9 million, respectively. For the year ended December 31, 2000, the provision also includes foreign income taxes related to Bofors of $1.4 million on income before income taxes of approximately $3 million.

The components of the net deferred tax asset are as follows (in thousands):

                                                                    December 31
                                                                 1999         2000
                                                              -----------------------
      Deferred tax assets:
         Accrued expenses                                     $ 43,113      $  35,428
         Net operating loss carryforwards                       88,093         53,882
         Depreciation                                           13,701         11,369
         Other                                                   2,954          1,633
                                                              -----------------------
                                                               147,861        102,312
      Deferred tax liabilities:
         Intangibles, accrued compensation, and benefits       (84,994)       (65,476)
         Other                                                       -          4,563
                                                              -----------------------
                                                               (84,994)       (60,913)
                                                              -----------------------
      Net deferred tax asset                                    62,867         41,399
      Valuation allowance                                      (62,867)       (41,399)
                                                              -----------------------
      Net deferred taxes on balance sheet                     $      -      $       -
                                                              =======================

                          Iron Horse Investors, L.L.C

     The net deferred tax asset at December 31, 1999 and 2000 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

     The Company has approximately $135 million in net operating loss carryforwards which expire at varying dates through 2018.

12. Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1999, the fair market value of the Company's long-term debt was estimated to be $149.8 million and $191.5 million for the senior credit facility and subordinated debt, respectively. At December 31, 2000, fair market value of the Company's long-term debt was estimated to be $86.6 million and $171.9 million for the senior credit facility and subordinated debt, respectively.

13. Significant Customer and Export Sales

     Sales to various agencies of the U.S. Government aggregated $968.3 million, $995.0 million and $832.9 million during the years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 1999 and 2000, trade accounts receivable from the U.S. Government totaled $29.8 million and $66.8 million, respectively.

     Export sales, including sales to foreign governments transacted through the U.S. Government, were $230.3 million, $218.6 million and $297.6 million during the years ended December 31, 1998, 1999 and 2000, respectively. In addition there were sales to foreign governments transacted by the Company's foreign subsidiary for $53.4 million at December 31, 2000.

14. Related Party Transactions

     During 1998, Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a charge to operations of

                          Iron Horse Investors, L.L.C

$2.0 million. Additionally, the management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During December 31, 1998, 1999 and 2000, the Company recorded charges of $2.0 million each year relating to these services.

15. Restructuring

     During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at the Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. In 1998 the Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge did not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. Remaining accrued expenses are $1.1 million at December 31, 2000.

16. Employees' Thrift Plan

     Substantially all of the Company's domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and
Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.1 million, $8.1 million, and $7.9 million in the years ended December 31, 1998, 1999 and 2000, respectively.

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors
United Defense Industries, Inc.

We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. (a wholly owned subsidiary of Iron Horse Investors, L.L.C.) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and subsidiaries at December 31, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                       /s/ Ernst & Young LLP

February 1, 2001
McLean, VA

                        United Defense Industries, Inc.
                          Consolidated Balance Sheets

                                (In thousands)

Assets                                                                   December 31, 1999              December 31, 2000
                                                                        -------------------------------------------------
Current assets:
     Cash and marketable securities                                     $            94,325             $         113,357
     Trade receivables                                                               57,198                       109,705
     Inventories                                                                    254,750                       259,238
     Other current assets                                                             4,056                        13,083
                                                                        -------------------------------------------------
 Total current assets                                                               410,329                       495,383

Property, plant and equipment, net                                                   84,693                        80,775
Intangible assets, net                                                              254,276                       191,720
Prepaid pension and postretirement benefit cost                                     119,883                       123,100
Restricted cash                                                                           -                        23,528
Other assets                                                                          4,817                         3,588
                                                                       --------------------------------------------------
Total assets                                                            $            873,998            $         918,094
                                                                        =================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                  $             23,086            $          23,086
     Accounts payable, trade and other                                                64,639                       86,117
     Advanced payments                                                               303,065                      342,394
     Accrued and other liabilities                                                    91,340                      104,168
                                                                        -------------------------------------------------
     Total current liabilities                                                       482,130                      555,765

Long-term liabilities:
    Accrued pension and postretirement benefit cost                                    5,075                       28,515
    Long-term debt net of current portion                                            326,757                      246,491
    Other liabilities                                                                 35,675                       41,428
                                                                       --------------------------------------------------
Total liabilities                                                                    849,637                      872,199

Commitments and contingencies  (Notes 8 & 9 )

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,042,524 and 18,036,667 issued and outstanding
     at December 31, 1999 and 2000                                                       180                          180
     Additional paid-in-capital                                                      180,245                      180,031
     Stockholders' loans                                                              (1,339)                      (1,236)
     Retained deficit                                                               (154,725)                    (133,080)
                                                                       --------------------------------------------------
     Total stockholders' equity                                                       24,361                       45,895
                                                                       --------------------------------------------------

Total liabilities and stockholders' equity                             $             873,998            $         918,094
                                                                       ==================================================


See accompanying notes.

                        United Defense Industries, Inc.
                     Consolidated Statements of Operations

                                (In thousands)

                                                     Year ended December 31
                                              1998          1999            2000
                                          ------------------------------------------
Revenue:
     Sales                                $  1,217,555   $ 1,213,526     $ 1,183,886

Costs and expenses:
     Cost of sales                           1,099,291       991,907         943,892
     Selling, general and
      administrative expenses                  177,449       167,877         175,075
     Research and development                   13,021        12,782          15,760
                                          ------------------------------------------
          Total expenses                     1,289,761     1,172,566       1,134,727

     Earnings related to investments
        in foreign affiliates                    6,208           533           2,919
                                          ------------------------------------------
(Loss) income from operations                  (65,998)       41,493          52,078

Other income (expense):
     Interest income                             1,396         1,820           4,152
     Interest expense                          (52,155)      (38,835)        (29,265)
                                          ------------------------------------------
Total other expense                            (50,759)      (37,015)        (25,113)
                                          ------------------------------------------

(Loss) income before income taxes
      and extraordinary item                  (116,757)        4,478          26,965

Provision for income taxes                       3,250         2,937           6,000
                                          ------------------------------------------
(Loss) income before extraordinary item       (120,007)        1,541          20,965

Extraordinary item - net gain from
     extinguishment of bond debt                     -             -             680
                                          ------------------------------------------
Net (loss)income                          $   (120,007)  $     1,541     $    21,645
                                          ==========================================

See accompanying notes.

                        United Defense Industries, Inc.
                          Consolidated Statements of
                             Stockholders' Equity

                                (In thousands)

                                              Additional
                                Common         Paid-In        Retained      Stockholders'
                                Stock          Capital         Deficit          Loans             Total
                               --------------------------------------------------------------------------
Balance, December 31, 1997     $    173       $ 172,827       $ (36,259)      $        -       $  136,741
Issuance of Common Stock              7           7,389               -           (1,339)           6,057
Net loss for the year
     ended December 31, 1998          -               -        (120,007)               -         (120,007)
                               --------------------------------------------------------------------------
Balance, December 31, 1998          180         180,216        (156,266)          (1,339)          22,791
Issuance of Common Stock              -              29               -                -               29
Net income for the year
     ended December 31, 1999          -               -           1,541                -            1,541
                               --------------------------------------------------------------------------
Balance, December 31, 1999          180         180,245        (154,725)          (1,339)          24,361
Issuance of Common Stock              -              45               -               50               95
Repurchase of Common Stock            -            (259)              -               53             (206)
Net income for the year
     ended December 31, 2000          -               -          21,645                -           21,645
                               --------------------------------------------------------------------------
Balance, December 31, 2000     $    180       $ 180,031       $(133,080)      $   (1,236)      $   45,895
                               ==========================================================================

See accompanying notes.

                        United Defense Industries, Inc.
                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                                  Year ended December 31

                                                                           1998            1999            2000
                                                                        -------------------------------------------
Operating activities
Net (loss) income                                                      $  (120,007)     $     1,541     $    21,645
Adjustments to reconcile net (loss) income to cash
  provided by operating activities:
   Depreciation                                                             83,153           55,528          23,882
   Amortization                                                             94,806           80,317          72,562
   Net gain from early retirement of bond debt                                   -                -            (680)
   Other                                                                     5,291            1,123               -
Changes in assets and liabilities:
   Trade receivables                                                        30,452            7,197         (35,954)
   Inventories                                                              76,030             (407)         11,608
   Other assets                                                              1,636              474             700
   Prepaid pension and postretirement benefit cost                          15,519            4,029          (3,217)
   Accounts payable, trade and other                                        (5,144)         (23,858)          9,525
   Advanced payments                                                        (3,006)          44,670          (9,522)
   Accrued and other liabilities                                            14,360           28,554           3,125
   Accrued pension and postretirement benefit cost                           4,212           (9,535)          1,672
                                                                       --------------------------------------------
Cash provided by operating activities                                      197,302          189,633          95,346
                                                                       --------------------------------------------

Investing activities
   Capital spending                                                        (24,020)         (25,246)        (19,721)
   Disposal of property, plant and equipment                                 7,298            1,532             560
   Adjustment to purchase price of business                                 16,074                -               -
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                               -                -          (1,634)
   Purchase of Bofors Weapon Systems, net of $45.6 million
      cash acquired                                                              -                -          23,663
                                                                       --------------------------------------------
Cash (used in) provided by investing activities                               (648)         (23,714)          2,868
                                                                       --------------------------------------------
Financing activities
   Payments on long-term debt                                             (152,814)        (157,143)        (79,071)
   Proceeds from sale of common stock                                        6,057               29              95
   Repurchase of common stock                                                    -                -            (206)
                                                                       --------------------------------------------
Cash used in financing activities                                         (146,757)        (157,114)        (79,182)
                                                                       --------------------------------------------

Increase in cash and marketable securities                                  49,897            8,805          19,032
Cash and marketable securities, beginning of year                           35,623           85,520          94,325
                                                                       --------------------------------------------
Cash and marketable securities, end of year                            $    85,520      $    94,325     $   113,357
                                                                       ============================================

See accompanying notes.

                        United Defense Industries, INC

                  Notes to Consolidated Financial Statements



1. Basis of Presentation

     United Defense Industries, Inc. (the "Company") is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse") and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco") (the "Sellers").

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

                        United Defense Industries, INC

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

Long-lived Assets, Including Intangible Assets and Goodwill

     The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value.

Investments in Affiliated Companies

     The Company's investment in a majority owned foreign joint venture in Turkey is carried at cost since there is uncertainty regarding the ability to control the venture or to repatriate earnings. Income is recognized as dividends are received. Dividends received net of amounts accrued for taxes and future obligations were $4.6 million for the year ended December 31, 1998 and $1.4 million for the year ended December 31, 2000. A provision of $1.1 million was recorded for the year ended December 31, 1999.

     The Company's investment in a foreign joint venture in Saudi Arabia is accounted for by using the equity method. Equity in earnings from this investment was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                        United Defense Industries, INC

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

                        United Defense Industries, INC

New Accounting Standards

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 133, which the Company will adopt effective January 1, 2001, is not expected to have a material impact to the Company's consolidated financial statements.

3. Business Purchase

     On October 5, 1997, the Company acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment and debt. The excess purchase price over the book value of the net assets acquired in the amount of $733 million was allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based on management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

     On March 6, 2000, the Company acquired all of the outstanding stock of Barnes & Reinecke, Inc. ("BRI"), a subsidiary of Allied Research Corporation ("ARC"), headquartered in Arlington Heights, Illinois. BRI specializes in providing systems technical support and performance upgrades of defense
equipment for U.S. and foreign governments.   BRI retained its current
management structure and became a wholly owned subsidiary of the Company. As consideration for the purchase, the Company paid its former owner, ARC, $3.7 million in cash and notes. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

     On September 6, 2000, the Company acquired all of the outstanding stock of Bofors Defence ("Bofors") through a newly-created wholly-owned Swedish subsidiary of the Company, Bofors Defense Holding AB. The acquisition was structured so that Bofors will be an indirectly wholly owned Swedish subsidiary of the Company and each of Bofors and Bofors Defense Holding AB will be restricted subsidiaries as defined in the indenture to which the Company is a party with respect to the 8 3/4% Senior Subordinated Notes due 2007 issued by the Company. As consideration for the purchase, the Company paid Bofors' former owner, Celsius AB, 187.3 million Swedish Krona (approximately US $19.4 million) which

                        United Defense Industries, INC
was determined based on arm's length negotiation. The acquisition was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of Bofors since the date of acquisition.

     Bofors produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. Although the Swedish government is the primary customer, Bofors is dependent on exports for approximately half of its total sales.

     The unaudited pro forma results below (in thousands) assume the acquisition occurred at the beginning of each year presented.

                                    Year ended December 31
                                    1999              2000
                                 ----------        ----------
               Sales             $1,470,016        $1,270,904
               Net profit        $    8,676        $   22,098

     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year indicated or of future operations under the ownership and management of the Company.

4. Inventories

     The majority of the Company's inventories are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

     The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998 and 1999, and $12.6 million at December 31, 2000.

                        United Defense Industries, INC

5. Property, Plant and Equipment

    Property, plant and equipment consist of the following (in thousands):

                                                     December 31
                                                 1999           2000
                                              ------------------------
          Buildings                           $  39,978      $  42,413
          Machinery and equipment               166,257        175,501
          Land and improvements                   8,126          8,338
          Construction in progress                7,754          7,848
                                              ------------------------
                                                222,115        234,100
          Less: accumulated depreciation       (137,422)      (153,325)
                                              ------------------------
          Net property, plant and equipment   $  84,693      $  80,775
                                              ========================


6. Intangible Assets

    Intangible assets consist of the following (in thousands):


                                                           December 31
                                                      1999             2000
                                                   --------------------------
          Software and other intangibles           $  92,119        $  94,432
          Firm business and ongoing programs         225,103          225,103
          Goodwill                                   124,339          132,473
                                                   --------------------------
                                                     441,561          452,008
          Less:  accumulated amortization           (187,285)        (260,288)
                                                   --------------------------
          Net intangible assets                    $ 254,276        $ 191,720
                                                   ==========================


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

                        United Defense Industries, INC

7. Pensions and Other Postretirement Benefits

     The majority of the Company's domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

     With the exception of Bofors, most of the Company's employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

     Bofors has a statutory pension obligation of $23.0 million which is included in "accrued pension and postretirement benefit cost" on the consolidated balance sheet at December 31, 2000. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

                        United Defense Industries, INC

     The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1999 and 2000 are as follows (in thousands):

                                                          Pension Benefits               Postretirement Benefits
                                                     1999                2000           1999                2000
                                                   ---------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year            $442,651            $422,314        $54,795             $49,187
Service cost                                         13,747              14,256          1,489               1,260
Interest cost                                        27,982              32,847          3,420               3,565
Net benefits paid, including settlements            (25,174)            (22,895)        (5,594)             (4,486)
Actuarial (gain) loss                               (38,130)             13,309         (4,923)               (296)
Plan amendments                                       1,238              11,803              -                   -
                                                   ---------------------------------------------------------------
Benefit obligation at end of year                   422,314             471,634         49,187              49,230

Change in plan assets
Fair value of plan assets at beginning
 of year                                            548,003             537,769         60,412              51,828
Actual return on plan assets                         13,874              78,974         (6,558)             11,581
Employer contributions                                1,066                 958          3,568               2,893
Net benefits paid, including settlements            (25,174)            (22,895)        (5,594)             (4,486)
                                                   ---------------------------------------------------------------
Fair value of plan assets at end of year            537,769             594,806         51,828              61,816
                                                   ---------------------------------------------------------------

Funded status                                       115,455             123,945          2,641              12,586
Unrecognized actuarial (gain) loss                   (6,012)            (25,029)        (1,514)             (8,418)
Unrecognized prior service cost                       4,238              14,528              -                   -
                                                   ---------------------------------------------------------------
Net amount recognized                              $113,681            $113,444        $ 1,127             $ 4,168
                                                   ===============================================================

Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid pension and  postretirement
   benefit cost                                    $118,756            $118,932        $ 1,127             $ 4,168
  Accrued pension and postretirement
   benefit cost                                      (5,075)             (5,488)             -                   -
                                                   ---------------------------------------------------------------
Net amount recognized                              $113,681            $113,444        $ 1,127             $ 4,168
                                                   ===============================================================

                        United Defense Industries, Inc.

The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 1998, 1999 and 2000:

                                           Year ended December 31

                                       1998         1999          2000
                                      ----------------------------------
Weighted-average assumptions
----------------------------
Discount rate                          6.50%        7.50%         7.50%
Expected return on plan assets         9.00%        9.00%         9.00%
Rate of compensation increase          3.50%        5.00%         5.00%


The following tables show the components of the net periodic benefit cost (in thousands):

                                                Year ended December 31

Pension Benefits                             1998        1999        2000
----------------                          ---------------------------------
Service cost                              $  11,751    $ 13,747    $ 14,256
Interest cost                                27,017      27,982      32,847
Expected return on plan assets              (43,080)    (45,213)    (47,904)
Net amortization and recognized losses          703       1,324       1,993
Special termination benefits and
 curtailments                                27,500         650          -
                                          ---------------------------------
Net periodic benefit cost (income)        $  23,891    $ (1,510)   $  1,192
                                          =================================


                                                Year ended December 31

Postretirement Benefits                     1998           1999        2000
-----------------------                   -----------------------------------
Service cost                              $ 1,382        $ 1,489      $ 1,260
Interest cost                               3,515          3,420        3,565
Expected return on plan assets             (4,422)        (4,797)      (4,938)
Net amortization and recognized losses          -              -          (35)
                                          -----------------------------------
Net periodic benefit cost(income)         $   475        $   112      $  (148)
                                          ===================================


     Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were

                        United Defense Industries, Inc.

$6.7 million, $3.2 million and zero, respectively, at December 31, 1999 and $12.6 million, $6.8 million and zero, respectively, at December 31, 2000.

     For measurement purposes, a 4% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001 and future years. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                 1% Increase           1% Decrease
                                                                --------------       ---------------
Effect on total of service and interest cost components            $  159                $  (132)
Effect on the postretirement benefit obligation                    $1,296                $(1,097)

8. Long-term Debt

Borrowings under long-term debt arrangements are as follows:

                                       December 31
                                  1999             2000
                                -------------------------
Senior credit facility          $149,843         $ 86,757
Senior subordinated notes        200,000          182,820
                                -------------------------
                                 349,843          269,577
Less: current portion             23,086           23,086
                                -------------------------
                                $326,757         $246,491
                                =========================


Senior Credit Facility

     In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $149,843 and $86,757 at December 31, 1999 and 2000, respectively.

     The term loan facilities bear interest at variable rates with a weighted
average rate of   8.82% and 7.91% at December 31, 1999 and 2000, respectively.
These loans are due through 2006 and provide for quarterly principal payments.

                        United Defense Industries, Inc.

     The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $142 million at December 31, 2000. There was $88 million available
under the revolving credit facility at December 31, 2000.   The Company is
obligated to pay a fee of 0.25% on the unused revolving credit facility.

     Amounts outstanding under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries.

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

     The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the Senior Subordinated notes. During 2000 the Company purchased approximately $17 million of its subordinated notes in the open market.

                        United Defense Industries, Inc.

Annual Maturities

Annual maturities of long-term debt are as follows (in thousands):


            Year ended December 31
            ----------------------
                     2001                     $  23,086
                     2002                        23,086
                     2003                        23,085
                     2004                             -
                     2005                         8,903
                  Thereafter                    191,417
                                              ---------
                     Total                    $ 269,577
                                              =========


     Cash paid for interest was $45.4 million, $36.2 million and $26.5 million for the years ended December 31, 1998, 1999 and 2000.

9. Commitments and Contingencies

Operating Leases

     The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 1998, 1999, and 2000 was $13.5 million, $12.4 million and $14.2 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $12.8 million in 2001, $13.0 million in 2002, $11.2 million in 2003, $10.6 million in 2004, $9.9 million in 2005 and
$9.0 million thereafter.

Legal Proceedings

     Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The breach of contract litigation by Alliant against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

                        United Defense Industries, Inc.

     The Company is a defendant in a so-called qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC
                      ----------------------------------------------------
Corp., and Harsco Corp., was filed against the Company and its prior owners on
-----------------------
July 23, 1997 in the U.S. District Court for the District of Minnesota and primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications. The relators' complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

     Negotiations among the relators, the Company, its co-defendants, and the U.S. Government to settle the Seman/Shukla litigation are nearly complete. Under the proposed settlement agreement, the Company would pay a total of $6.0 million to settle the case. No finding of wrongdoing would be made against the Company, and no other administrative or legal action would be taken against the Company in respect of the matters alleged in the case. Completion of the settlement is subject to U.S. District Court review, but management expects the settlement to be concluded on such terms during the first part of 2001.

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

     As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. As of December 31, 2000 the Company has a reserve of $14 million to cover any remediation and compliance costs that may not be Allowable Costs under U.S. government contracts. In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-

                        United Defense Industries, Inc.

Allowable Costs.   The Company has recorded an asset for the amounts expected to be reimbursed by the Sellers under the terms of the acquisition agreement.

Turkey Joint Venture Offset Reserves

     The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 to meet the "offset" requirements of the contract or pay a penalty of 9% of the unpaid offset obligations. Such payment could be as high as $40 million if no additional offset sales are completed. There can be no assurance that the joint venture will be able to completely fulfill its offset obligations or renegotiate an acceptable alternative. The Company has established reserves for its share of the potential "offset" obligation at December 31, 2000. Production from a newly signed contract with the government of Malaysia will partially satisfy the liability.

10. Stockholders' Equity

Common Stock Options

     During 1998, the Company adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,492,600 shares of common stock were reserved for issuance at December 31, 2000. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.


                                                Year ended December 31
                                            1998         1999         2000
                                         ------------------------------------

Options outstanding, beginning of year            -    1,436,000    1,457,900
Options granted                           1,436,000       31,000       23,000
Options canceled                                  -       (6,200)     (40,000)
Options exercised                                 -       (2,900)      (4,500)
                                         ------------------------------------
Options outstanding, end of year          1,436,000    1,457,900    1,436,400
                                         ====================================
Options excercisable, end of year                 -      418,425      682,230
                                         ====================================


     Options granted in 1998 were at $10 per share and had an estimated grant date fair value of $4.51 per option. Options granted in 1999 were at $20 per share and had an estimated grant date fair value of $9.56 per option. Options were granted at $20 and $25 during the year ended December 31, 2000 and had an estimated weighted average fair value on the date of grant of $6.95. The weighted-average exercise price and weighted-average

                        United Defense Industries, Inc.

remaining contractual life of the stock options outstanding at December 31, 2000 was $10.30 and eight years, respectively.

     Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have increased by approximately $560,000, the net income in 1999 would have decreased by approximately $1,459,000, and the net income in 2000 would have decreased by approximately $1,250,000. The effect of applying SFAS No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; risk-free interest rate of 6%, 6.5% and 5.5%; and expected life of the option term of 10 years, 10 years and 7 years.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan (the "ESPP"), certain employees are provided the opportunity to purchase shares of the Company's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by the Company. Related loans including interest at 7.5%, are due in five years. During 1998, 739,624 shares were sold at a price of $10 per share.

11. Income Taxes

     The provision for income taxes for year ended December 31, 1998 was solely for federal income taxes payable by the Company's Foreign Sales Corporation ("FSC") subsidiary. The FSC incurred income taxes amounting to $3.3 million, $1.7 million and $2.7 million during the years ended December 31, 1998, 1999 and 2000, respectively. For the years ended December 31, 1999 and 2000, the provision for income taxes also includes alternative minimum tax currently payable by the Company of $1.2 million and $1.9 million, respectively. For the year ended December 31, 2000, the provision also includes foreign income taxes related to Bofors of $1.4 million on income before income taxes of approximately $3 million.

                        United Defense Industries, Inc.

The components of the net deferred tax asset are as follows (in thousands):

                                                                         December 31
                                                                     1999           2000
                                                                   -----------------------
           Deferred tax assets:
              Accrued expenses                                     $ 43,113     $   35,428
              Net operating loss carryforwards                       88,093         53,882
              Depreciation                                           13,701         11,369
              Other                                                   2,954          1,633
                                                                   -----------------------
                                                                    147,861        102,312
           Deferred tax liabilities:
              Intangibles, accrued compensation, and benefits       (84,994)       (65,476)
              Other                                                       -          4,563
                                                                   -----------------------
                                                                    (84,994)       (60,913)
                                                                   -----------------------

            Net deferred tax asset                                   62,867         41,399
            Valuation allowance                                     (62,867)       (41,399)
                                                                   -----------------------
            Net deferred taxes on balance sheet                    $      -     $        -
                                                                   =======================

     The net deferred tax asset at December 31, 1999 and 2000 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

     The Company has approximately $135 million in net operating loss carryforwards which expire at varying dates through 2018.

12. Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At

                        United Defense Industries, Inc.

December 31, 1999, the fair market value of the Company's long-term debt was estimated to be $149.8 million and $191.5 million for the senior credit facility and subordinated debt, respectively. At December 31, 2000, fair market value of the Company's long-term debt was estimated to be $86.6 million and $171.9 million for the senior credit facility and subordinated debt, respectively.

13. Significant Customer and Export Sales

     Sales to various agencies of the U.S. Government aggregated $968.3 million, $995.0 million and $832.9 million during the years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 1999 and 2000, trade accounts receivable from the U.S. Government totaled $29.8 million and $66.8 million, respectively.

     Export sales, including sales to foreign governments transacted through the U.S. Government, were $230.3 million, $218.6 million and $297.6 million during the years ended December 31, 1998, 1999 and 2000, respectively. In addition there were sales to foreign governments transacted by the Company's foreign subsidiary for $53.4 million at December 31, 2000.

14. Related Party Transactions

     During 1998, Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a charge to operations of $2.0 million. Additionally, the management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During December 31, 1998, 1999 and 2000, the Company recorded charges of $2.0 million each year relating to these services.


15. Restructuring

     During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at the Armament Systems Division's Fridley, Minnesota facility. The plan calls for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. In 1998 the Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired

                        United Defense Industries, Inc.

assets. This charge did not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. Remaining accrued expenses are $1.1 million at December 31, 2000.

16. Employees' Thrift Plan

     Substantially all of the Company's domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and
Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.1 million, $8.1 million, and $7.9 million in the years ended December 31, 1998, 1999 and 2000, respectively.

17.  Financial Information for Subsidiary Guarantors and Non-Guarantors

     The outstanding loans under the senior credit facility and senior subordinated notes are general obligations of the Company and are jointly and severally guaranteed by the wholly-owned subsidiary guarantors of the Company (Note 8). Bofors is the only subsidiary non-guarantor of the Company.

     The following information presents a consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows for the year ended December 31, 2000.

                        United Defense Industries, Inc.

                        United Defense Industries, Inc.
                          Consolidating Balance Sheet
                            As of December 31, 2000
                                 (In millions)

                                                                                       Subsidiary
                                                                      Subsidiary          Non-
                                                          Parent      Guarantors       Guarantors     Eliminations    Consolidated
                                                       ---------------------------------------------------------------------------
Assets
Current assets:
     Cash and maketable securities                     $         -  $        63.6      $       49.8    $         -    $      113.4
     Trade receivables                                           -           88.1              21.6              -           109.7
     Inventories                                                 -          247.8              11.4              -           259.2
     Other current assets                                        -            3.9               9.2              -            13.1
                                                       ---------------------------------------------------------------------------
  Total current assets                                           -          403.4              92.0              -           495.4

Property, plant and equipment, net                               -           77.6               3.2              -            80.8

Intangible assets, net                                           -          186.9               4.8              -           191.7
Prepaid pension and postretirement benefit cost                  -          123.1                 -              -           123.1
Restricted cash                                                  -              -              23.5              -            23.5
Due from subsidiary                                           19.9              -                 -          (19.9)              -
Investments in and advances to subsidiaries                  295.5              -                 -         (295.5)              -
Other assets                                                     -            3.1               0.5              -             3.6
                                                       ---------------------------------------------------------------------------
Total assets                                           $     315.4  $       794.1      $      124.0    $    (315.4)   $      918.1
                                                       ===========================================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                 $      23.1  $           -      $          -    $         -    $       23.1
     Accounts payable, trade and other                           -           73.5              12.6              -            86.1
     Advanced payments                                           -          295.2              47.2              -           342.4
     Accrued and other liabilities                               -           94.4               9.8              -           104.2
                                                       ---------------------------------------------------------------------------
     Total current liabilities                                23.1          463.1              69.6              -           555.8

Long-term liabilities:
    Due to parent                                                -              -              19.9          (19.9)              -
    Accrued pension and postretirement benefit cost              -            5.5              23.0              -            28.5
    Long-term debt net of current portion                    246.4              -                 -              -           246.4
    Other liabilities                                            -           34.3               7.2              -            41.5
                                                       ---------------------------------------------------------------------------
Total liabilities                                            269.5          502.9             119.7          (19.9)          872.2

Stockholders' Equity :
    Common Stock                                               0.2              -                 -              -             0.2
     Additional paid-in-capital                              180.0              -                 -              -           180.0
     Stockholders' loans                                      (1.2)             -                 -              -            (1.2)
     Retained earnings/(deficit)                            (133.1)         291.2               4.3         (295.5)         (133.1)
                                                       ---------------------------------------------------------------------------
     Total stockholders' equity                               45.9          291.2               4.3         (295.5)           45.9
                                                       ---------------------------------------------------------------------------
Total liabilities and stockholders' equity             $     315.4  $       794.1      $      124.0    $    (315.4)   $      918.1
                                                       ===========================================================================

                        United Defense Industries, Inc.

                        United Defense Industries, Inc.
                     Consolidating Statement of Operations
                  For the Fiscal Year ended December 31, 2000

                                 (In millions)

                                                                         Subsidiary
                                                            Subsidiary      Non-
                                                  Parent    Guarantors   Guarantors   Eliminations   Consolidated
                                                 ----------------------------------------------------------------
Revenue:
     Sales                                       $     -    $  1,130.5     $   53.4       $      -      $ 1,183.9

Costs and expenses:
     Cost of sales                                     -         900.1         43.8              -          943.9
     Selling, general and
      administrative expenses                          -         169.3          5.8              -          175.1
     Research and development                          -          14.5          1.2              -           15.7
                                                 ----------------------------------------------------------------
          Total expenses                               -       1,084.0         50.8              -        1,134.7

     Earnings related to investments
        in foreign affiliates and subsidiaries      54.0           2.9            -          (54.0)           2.9
                                                 ----------------------------------------------------------------
Income(loss) from operations                        54.0          49.4          2.6          (54.0)          52.1

Other income (expense):
     Interest income                                 0.4           3.3          1.0           (0.5)           4.2
     Interest expense                              (29.3)            -         (0.5)           0.5          (29.3)
                                                 ----------------------------------------------------------------
Total other expense                                (28.9)          3.3          0.5              -          (25.1)
                                                 ----------------------------------------------------------------
Income(loss) before income taxes
       and extraordinary item                       25.1          52.7          3.1          (54.0)          26.9
Provision for income taxes                           4.6             -          1.4              -            6.0
                                                 ----------------------------------------------------------------

Income(loss) before extraordinary item              20.5          52.7          1.7          (54.0)          20.9

Extraordinary item - net gain from
     extinguishment of bond debt                     1.1          (0.4)           -              -            0.7
                                                 ----------------------------------------------------------------
Net income(loss)                                 $  21.6    $     52.3     $    1.7       $  (54.0)     $    21.6
                                                 ================================================================

                        United Defense Industries, Inc.

                        United Defense Industries, Inc.
                Consolidating Condensed Statement of Cash Flows
                               December 31, 2000

                                 (In millions)

                                                                                   Subsidiary
                                                                     Subsidiary       Non-
                                                           Parent    Guarantors    Guarantors   Eliminations  Consolidated
                                                         -----------------------------------------------------------------
Cash provided by operating activities                     $ 155.6     $ 124.7        $  4.2      $(189.1)         $   95.4

Cash (used in)provided by investing activities              (76.4)      (20.4)         23.3         76.4               2.9

Cash (used in)provided by financing activities              (79.2)     (135.0)         22.3        112.7             (79.2)
                                                         -----------------------------------------------------------------

Net change in cash and marketable securities                    -       (30.7)         49.8            -              19.1

Cash and marketable securities, beginning of period             -        94.3             -            -              94.3
                                                         -----------------------------------------------------------------

Cash and marketable securities, end of period             $     -     $  63.6        $ 49.8      $     -          $  113.4
                                                         =================================================================

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

-------------------------------------------------------------------------------------------------------------------------
                                                                                                            Years with
        Name                                            Position                                    Age         Co./1/
-------------------------------------------------------------------------------------------------------------------------
William E. Conway, Jr.        Chairman                                                               51         ------
-------------------------------------------------------------------------------------------------------------------------
Frank C. Carlucci             Director                                                               70         ------
-------------------------------------------------------------------------------------------------------------------------
Peter J. Clare                Director                                                               35         ------
-------------------------------------------------------------------------------------------------------------------------
Allan M. Holt                 Director                                                               49         ------
-------------------------------------------------------------------------------------------------------------------------
Robert M. Kimmitt             Director                                                               53         ------
-------------------------------------------------------------------------------------------------------------------------
J.H. Binford Peay, III        Director                                                               60         ------
-------------------------------------------------------------------------------------------------------------------------
John M. Shalikashvili         Director                                                               64         ------
-------------------------------------------------------------------------------------------------------------------------
Thomas W. Rabaut              Director, President, Chief Executive Officer                           52             23
-------------------------------------------------------------------------------------------------------------------------
Francis Raborn                Director, Vice President & Chief Financial Officer                     57             23
-------------------------------------------------------------------------------------------------------------------------
David V. Kolovat              Vice President, General Counsel & Secretary                            56             12
-------------------------------------------------------------------------------------------------------------------------
Arthur L. Roberts             Vice President, General Manager-International Division                 60             33
-------------------------------------------------------------------------------------------------------------------------
Frederick M. Strader          Vice President, General Manager-Armament Systems Div.                  48             20
-------------------------------------------------------------------------------------------------------------------------
Dennis A. Wagner, III         Vice President, Business Development & Marketing                       50             19
-------------------------------------------------------------------------------------------------------------------------
Peter C. Woglom               Vice President, General Manager-Ground Systems Division                56             27
-------------------------------------------------------------------------------------------------------------------------

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

     Frank C. Carlucci was elected as a Director of the Company in 1997. He is Chairman of The Carlyle Group, a Washington, DC-based global investment firm. Prior to joining The Carlyle Group in 1989, Mr. Carlucci served as Secretary of Defense from 1987-1989. Previously, he had served as President Reagan's National Security Advisor in 1987. Mr. Carlucci is Chairman of the following boards: Neurogen Corporation; Nortel Networks; and the US-ROC (Taiwan) Business Council. He also serves a member on the following Boards: Ashland, Inc.; Kaman Corporation; The Quaker Oats Company; SunResorts, Ltd., NV; Texas Biotechnology Corporation; Pharmacia Corporation; and the Board of Trustees for the RAND Corporation.

__________________
/1/ Includes the Company and its predecessors.

     Peter J. Clare was elected as a Director of the Company in 1997. He is currently a Managing Director with The Carlyle Group, a Washington, DC-based global investment firm, which he joined in 1992. Mr. Clare was previously with First City Capital, a private investment group. From 1987 to 1989, he worked in the mergers and acquisitions and merchant banking groups at Prudential-Bache. Mr. Clare currently serves on the board of KorAm Bank, as well as several privately held companies.

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

     Robert M. Kimmitt was elected as a Director of the Company in 1998. He is Vice Chairman and President of Commerce One, Inc., an e-commerce company headquartered in Pleasanton, California. Previously, from 1997-2000, he was a partner in the law firm of Wilmer, Cutler and Pickering. From 1993 to 1997, he was a Managing Director of Lehman Brothers. Mr. Kimmitt served as American Ambassador to Germany from 1991 to 1993. Previously, he served as Under Secretary of State for Political Affairs, General Counsel to the Treasury Department, and a member of the National Security Council Staff. Mr. Kimmitt serves on the Boards of Allianz Life Insurance Company of North America, Mannesmann AG, Siemens AG, and Xign Corporation, as well as numerous non-profit boards.

     J. H. Binford Peay, III was elected as a Director of the Company in 1997. General Peay is a career U.S. Army officer who attained the rank of General and retired from the Army on October 1, 1997. He is the former Commander-In-Chief of the U.S. Central Command (1994-1997), and also served as Vice Chief of Staff, United States Army (1993-1994). Prior to serving as Vice Chief of Staff, he was Deputy Chief of Staff for Operations and Plans, Department of the Army and Senior Army Member, U.S. Military Committee, United Nations in Washington, DC (1991-1993), and was Commanding General, 101/st/ Airborne Division (Air Assault) at Ft. Campbell, Kentucky (1989 to 1991), leading the Division during Operations Desert Shield and Desert Storm and its attack into Iraq. General Peay serves as the Chairman and Chief Executive Officer of Allied Research Corporation, and is a Trustee of George C. Marshall Foundation, and a Trustee of Virginia Military Institute Foundation. He is also the President and Chief Executive Officer of the Fort Campbell Historical Foundation, Inc.

     John M. Shalikashvili was elected as Director of the Company in June 1998. He currently is a visiting Professor to the Center for International Security at Stanford University. Previously, General Shalikashvili was a career U.S. Army Officer who attained the rank of General and retired from the Army in September 1997. He was appointed the 13/th/ Chairman of the Joints Chiefs of Staff on October 25, 1993. Prior major commands were Supreme Allied Commander, Commander Operation PROVIDE COMFORT (the relief operation that returned hundreds of thousands of Kurdish refugees to Northern Iraq), Deputy Commander-In-Chief, United States Army, Europe and Seventh Army, and Commander of the 9/th/ Infantry Division (Motorized). The General was born in Warsaw, Poland on June 27, 1936. General Shalikashvili serves on the Boards of the Boeing Company, L3 Communications Corporation, the Frank Russell Trust Company, and Plug Power, Inc.

     Thomas W. Rabaut has been President and Chief Executive Officer of UDLP since its formation in 1994. Before joining UDLP, Mr. Rabaut worked at FMC since 1977 and held several executive positions, including General Manager of FMC's Steel Products Division from 1986 to 1988, Operations Director and then Vice President and General Manager of FMC's Ground Systems Division from 1988 to 1993, and General Manager of FMC's Defense Systems Group, overseeing operations in the U.S., Turkey, Pakistan, and Saudi Arabia for U.S. and allied armies, navies, and marines from 1993 to 1994. In 1994, he was also elected Vice President of FMC. Mr. Rabaut graduated from the U.S. Military Academy at West Point and from the Harvard Business School. Mr. Rabaut is Chairman of the Board of Directors of the National Defense Industrial Association, and is a Trustee of Stevens Institute of Technology.

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

ITEM 11:  Executive Compensation

     The following table sets forth information with respect to the compensation paid by the Company for services rendered for the years ended December 31, 2000, 1999, and 1998 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                          Summary Compensation Table
                          --------------------------


                                     Annual Compensation                    Long-Term Compensation
                      ------------------------------------------ ----------------------------------------------
                                                                          Awards            Payouts
                                                                -------------------------   -------
                                                      Other
                                                     Annual      Restricted    Securities             All Other
       Name and                                      Compen-        Stock      Underlying     LTIP     Compen-
       Principal                Salary    Bonus    sation ($)/1/  Award(s)       Options    Payouts    sation
       Position        Year      ($)       ($)                      ($)/2/         (#)        ($)       ($)/3/
----------------       ----    -------   -------   ------------- ----------    ----------   -------   ---------
Thomas W. Rabaut       2000    407,917   386,052             0           0              0         0      39,554
 President & CEO       1999    364,167   421,341             0           0              0         0      40,094
                       1998    331,547   393,082             0           0        200,000         0      31,650


Peter C. Woglom        2000    257,087   180,989             0           0              0         0      22,849
  Vice President,      1999    245,587   237,728             0           0              0         0      20,895
  General Manager -    1998    234,528   239,922             0           0        100,000         0      15,997
  Ground Systems

Francis Raborn         2000    248,400   198,919             0           0              0         0      21,386
  Vice President &     1999    210,600   206,177             0           0              0         0      20,161
  CFO                  1998    201,993   211,083             0           0        100,000         0      14,361

Frederick M. Strader   2000    214,078   180,853             0           0              0         0      18,264
  Vice President,      1999    198,749   158,721             0           0              0         0      22,137
  General Manager -    1998    192,348   168,420             0           0        100,000         0      21,108
  Armament Systems

Arthur L. Roberts      2000    185,796   204,376             0           0              0         0      17,163
  Vice President,      1999    182,645   133,806             0           0              0         0      20,797
  General Manager -    1998    174,427   166,927             0           0         65,000         0      17,845
  International
   Division



____________________
/1/ Amounts of less than $50,000 or 10% of the Named Executive Officer's compensation are excluded.
/2/  There are no Company Restricted Stock Awards.
/3/ Includes matching contributions under the Company's 401(k) Plan for salaried employees for 1999 and 1998

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

                               Pension Plan Table
                               ------------------

                                                     Estimated Annual Retirement Benefits
                                                        For years of Service Indicated
                -------------------------------------------------------------------------------------------------------------
 Final Average
   Earnings             15 Years              20 Years              25 Years              30 Years               35 Years
---------------    ----------------      -----------------     ----------------      -----------------      -----------------

   $ 150,000           $ 31,270               $ 41,693             $ 52,117               $ 62,540               $ 72,963
     250,000             53,770                 71,693               89,617                107,540                125,463
     350,000             76,270                101,693              127,117                152,540                177,963
     450,000             98,770                131,693              164,617                197,540                230,463
     550,000            121,270                161,693              202,117                242,540                282,963
     650,000            143,770                191,693              239,617                287,540                335,463
     900,000            200,020                266,693              333,367                400,040                466,713

     Compensation included in the final average earnings for the pension benefit computation includes base annual salary and annual bonuses, but excludes payments for most other compensation. Unreduced retirement pension benefits are calculated pursuant to the Pension Plan's benefit formula as an individual life annuity payable at age 65. Benefits may also be payable as a joint and survivor annuity or a level income option. Final average earnings in the above table means the average of covered remuneration for the highest 60 consecutive calendar months out of the 120 calendar months immediately preceding retirement. Benefits applicable to a number of years of service or final average earnings different from those in the above table are equal to the sum of (A) 1 percent of allowable Social Security Covered Compensation ($33,066) for a participant retiring at age 65 in 1999 times years of credited service and (B) 1.5 percent of the difference between final average earnings and allowable Social Security Covered Compensation times years of credited service. ERISA limits the annual benefits that may be paid from a tax-qualified retirement plan. Accordingly, as permitted by ERISA, the Company has adopted the excess plan to maintain total benefits upon retirement at the levels shown in the table. Messrs. Rabaut, Woglom, Strader, Raborn, and Roberts currently have 23, 27, 20, 23 and 33 years of service under the Pension Plan, respectively.

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

Severance Arrangements
----------------------

     In 1999, the Company entered into executive compensation agreements with certain management employees. These agreements generally provide that in the event the executive's employment is terminated by the company other than for "cause" or by the executive with "good reason" (each as defined therein), including an acquisition or merger, the executive will be entitled to (i) a payment equal to a multiple (ranging from one to three) of the executive's base pay and target bonus; (ii) Company-paid outplacement services; and (iii) the right to continue to participate in the Company's health, life and accidental death and dismemberment and long-term disability benefits plan for one year to three years at the rates in effect for active employees.

     The Company also maintains a severance plan that generally covers most salaried and non-union hourly employees, and provides severance payments in the event of the employee's involuntary termination of employment due to a reduction in force. Severance payments are calculated as a percentage (up to 100% maximum) of base pay.

Stock Option Plan
-----------------

     The Company adopted an option plan for key employees (including the Named Executive Officers) of the Company, pursuant to which options to purchase an aggregate of approximately 8% of the Company's fully-diluted common stock at the Closing Date were granted, subject to vesting requirements based on performance and/or length of service after the options were granted. None of the Named Executive Officers received option grants in 2000.

                      AGGREGATED OPTIONS EXERCISED IN 2000
                      ------------------------------------

     Shown below is information with respect to options to purchase the Company's common stock awarded to the Named Executive Officers and the value and number of unexercised options held at December 31, 2000 by such Named Executive Officers.

                                Aggregated Options Exercised in 2000
                                    And Option Values at 12/31/00
--------------------------------------------------------------------------------------------------------
                    Shares                     Number of Securities
                  Acquired on      Value      Underlying Unexercised             Value of Unexercised
     Name          Exercise       Realized           Options                           Options *
     ----         -----------     --------   -----------------------------------------------------------
                                              Exercisable   Unexercisable    Exercisable   Unexercisable
                                              -----------   -------------    -----------   -------------
TW Rabaut             0              0          90,000         110,000        $2,250,000     $2,750,000

PC Woglom             0              0          50,000          50,000        $1,250,000     $1,250,000

FM Strader            0              0          50,000          50,000        $1,250,000     $1,250,000

F Raborn              0              0          50,000          50,000        $1,250,000     $1,250,000

AL Roberts            0              0          32,500          32,500        $  812,500     $  812,500


* The value of the unexercised options is based on an internal valuation prepared by the Company in 2000 of $25 per share.

Item 12:  Principal Stockholders

     The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company by each person known by the Company to be the owner of 5% or more of the common stock of the Company, by each person who is a Director or Named Executive Officer of the Company and by all Directors and Executive Officers of the Company as a group:

                                                                          Percentage of All
               Beneficial Owner/(1)/                Number of Shares        Outstanding
                                                                              Shares
     TCG Holdings, L.L.C. /(2)(3)/                        17,300,000           96%
     William E. Conway, Jr. (3) (5)                          100,000            *
     Allan M. Holt   (3)(5)                                   25,000            *
     Peter J. Clare   (3)(5)                                  20,000            *
     Frank C. Carlucci  (3)(5)                                20,000            *
     Robert M. Kimmitt  (4)                                    5,000            *
     J. H. Binford Peay, III  (4)                                  -            *
     John M. Shalikashvili  (4)                                    -            *
     Thomas W. Rabaut  (4)                                    10,000            *
     Francis Raborn   (4)                                     75,000            *
     David V. Kolovat  (4)                                    31,428            *
     Arthur L. Roberts  (4)                                   34,000            *
     Frederick M. Strader  (4)                                20,000            *
     Dennis A. Wagner, III (4)                                 5,000            *
     Peter C. Woglom  (4)                                     10,000            *
     All Directors and Executive Officers
     as a Group (14)                                         355,428            2%

___________________
(1) Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all Units owned by such beneficial owner.

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

     ITEM 14.  Exhibits and Financial Data Schedule

     (a)  The index of the financial statements has been included with Item 8.
     (b)  Reports on Form 8-K filed in the third quarter of 2000.
               None.
     (c)  Index of Exhibits.  See below.
     (d)  Financial Statement Schedules.
               None required.


                                 EXHIBIT INDEX


   Exhibit
    Number                                   Description
    ------                                   -----------

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

         *       Filed herewith
        ** Incorporated by reference to the identical exhibit number in the Company's Report on Form 10-Q for the quarter ended June 30, 1999
         + Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 22, 1997.
        ++ Incorporated by reference to the identical exhibit number in the Company's Amendment No. 1 to Form S-4 (333-43619) filed with the Securities and Exchange Commission February 6, 1998.
       +++       Incorporated by reference to exhibits to the Company's Report on Form 10-Q for the quarter ended June 30, 1998.
      ++++       Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.
     +++++ Incorporated by reference to the identical exhibit number in the Company's Report on Form 10-K for the year ended December 31, 1998.

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and each Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:   /s/  Francis Raborn
                                    -----------------------
                                    Francis Raborn
                                    Chief Financial Officer and Principal
                                    Financial and Accounting Officer of the
                                    Registrant and each Co-Registrant

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

           Name                          Title                                     Date
           ----                          -----                                     ----

/s/ Thomas W. Rabaut               President, Chief Executive                   March 1, 2001
---------------------------
    Thomas W. Rabaut                    Officer and Director of United
                                        Defense Industries, Inc. ("UDI")
                                        and UDLP Holdings Corp.
                                        (for UDLP Holdings Corp.
                                        itself and as the corporate
                                        general partner of United
                                        Defense, L.P.)

/s/ Francis Raborn                 Director of UDI and UDLP                     March 1, 2001
---------------------------
    Francis Raborn                      Holdings Corp. (for UDLP
                                        Holdings Corp. itself and as
                                        the corporate general
                                        partner of United Defense, L.P.)

/s/ William E. Conway, Jr.         Chairman of the Board of UDI                 March 1, 2001
---------------------------
    William E. Conway, Jr.

/s/ Frank C. Carlucci              Director of UDI                              March 1, 2001
---------------------------
    Frank C. Carlucci

/s/ Peter J. Clare                 Director of UDI                              March 1, 2001
---------------------------
    Peter J. Clare

/s/ Allan M. Holt                  Director of UDI and Chairman                 March 1, 2001
---------------------------
    Allan M. Holt                  of Iron Horse Investors, L.L.C.


/s/ Robert M. Kimmitt              Director of UDI                              March 1, 2001
---------------------------
    Robert M. Kimmitt

/s/ John M. Shalikashvili          Director of UDI                              March 1, 2001
---------------------------
    John M. Shalikashvili

/s/ J. H. Binford Peay, III        Director of UDI                              March 1, 2001
---------------------------
    J. H. Binford Peay, III

/s/ David V. Kolovat               Director of UDLP                             March 1, 2001
---------------------------
    David V. Kolovat               Holdings Corp. (for UDLP
                                   Holdings Corp. itself  and as
                                   the corporate general partner
                                   of United Defense, L.P.)

/s/ Robert N. Sankovich            Director of UDLP                             March 1, 2001
---------------------------
    Robert N. Sankovich            Holdings Corp. (for UDLP
                                   Holdings Corp. itself  and as
                                   the corporate general partner
                                   of United Defense, L.P.)