Form 10-Q
period 2001-03-31
UNITED DEFENSE INDUSTRIES INC; IRON HORSE INVESTORS LLC; UDLP HOLDINGS CORP; UNITED DEFENSE LP
filed 2001-05-09
CIK 1051719, 1052971, 1052972, 1052973

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2001                 Commission File No. 333-43619

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

                                  ----------

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2001:

                                                           No. of          Par
                                                           Shares         Value
                                                         ----------       -----
United Defense Industries, Inc. .......................  17,971,667       $0.01
Iron Horse Investors, L.L.C. ..........................      -none-
UDLP Holdings Corp. ...................................       1,000       $0.01
United Defense, L.P. ..................................      -none-

===============================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1 - Unaudited Consolidated Financial Statements -
          Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
          2000 and March 31, 2001                                          1

         Unaudited Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 and 2001                       2

         Unaudited Consolidated Statement of Members' Capital
          for the Three Months Ended March 31, 2001                        3

         Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2000 and 2001               4

         Notes to Unaudited Consolidated Financial Statements            5-6

         Unaudited Consolidated Financial Statements -
          United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
          December 31, 2000 and March 31, 2001                             7

         Unaudited Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 and 2001                       8

         Unaudited Consolidated Statement of Stockholders' Equity
          for the Three Months Ended March 31, 2001                        9

         Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2000 and 2001              10

         Notes to Unaudited Consolidated Financial Statements          11-16

Item 2 - Management's Discussion and Analysis of the Results
          of Operations and Financial Condition                        17-21

Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk                                                     22

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART II - OTHER INFORMATION                        PAGE
---------------------------                        ----

Item 1 - Legal Proceedings                          23

Item 6 - Exhibits and Reports on Form 8-K           23

SIGNATURE
---------

                         Iron Horse Investors, L.L.C.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)

                                                                            December 31, 2000                     March 31, 2001
                                                                            -----------------------------------------------------
Assets
Current assets:
   Cash and marketable securities                                                    $113,357                           $ 62,196
   Trade receivables                                                                  109,705                            111,134
   Inventories                                                                        259,238                            287,718
   Other current assets                                                                13,083                             13,401
                                                                            -----------------------------------------------------
 Total current assets                                                                 495,383                            474,449

Property, plant and equipment, net                                                     80,775                             76,718

Intangible assets, net                                                                191,720                            172,189
Prepaid pension and postretirement benefit cost                                       123,100                            123,687
Restricted cash                                                                        23,528                             21,804
Other assets                                                                            4,824                              7,417
                                                                            -----------------------------------------------------
Total assets                                                                         $919,330                           $876,264
                                                                            =====================================================
Liabilities and Capital
Current liabilities:
   Current portion of long-term debt                                                 $ 23,086                           $ 11,543
   Accounts payable, trade and other                                                   86,117                             63,751
   Advanced payments                                                                  342,394                            363,215
   Accrued and other liabilities                                                      104,168                             95,761
                                                                            -----------------------------------------------------
   Total current liabilities                                                          555,765                            534,270

Long-term liabilities:
  Accrued pension and postretirement benefit cost                                      28,515                             26,768
  Long-term debt net of current portion                                               246,491                            223,220
  Other liabilities                                                                    41,428                             39,405
                                                                            -----------------------------------------------------
Total liabilities                                                                     872,199                            823,663

Minority interest                                                                       4,766                              5,127

Commitments and contingencies  (Note 2)
Members' capital                                                                       42,365                             47,474
                                                                            -----------------------------------------------------
Total liabilities and members' capital                                               $919,330                           $876,264
                                                                            =====================================================


See accompanying notes.

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                                      Three months                     Three months
                                                                         ended                             ended
                                                                     March 31, 2000                   March 31, 2001
                                                                   ---------------------------------------------------
Revenue:
     Sales                                                                 $266,894                        $292,080

Costs and expenses:
     Cost of sales                                                          215,056                         231,193
     Selling, general and
      administrative expenses                                                42,177                          43,556
     Research and development                                                 3,663                           4,367
                                                                   ---------------------------------------------------

          Total expenses                                                    260,896                         279,116

     Earnings related to investments
        in foreign affiliates                                                   846                           5,694
                                                                   ---------------------------------------------------

Income from operations                                                        6,844                          18,658

Other income (expense):
     Interest income                                                          1,081                           1,671
     Interest expense                                                        (8,110)                         (6,194)
                                                                   ---------------------------------------------------
Total other expense                                                          (7,029)                         (4,523)
                                                                   ===================================================
(Loss) income before income taxes and minority interest                        (185)                         14,135
Provision for income taxes                                                      575                           5,293
                                                                   ---------------------------------------------------
(Loss) income before minority interest                                         (760)                          8,842
Minority interest                                                                31                            (361)
                                                                   ---------------------------------------------------
Net (loss) income                                                           $  (729)                       $  8,481
                                                                   ===================================================


See accompanying notes.

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital

                                (In thousands)

                                                                           Amount
                                                                           -------

Balance, December 31, 2000                                                 $42,365
Net foreign currency translation adjustment                                 (1,512)
Cumulative effect of change in
     accounting principle- foreign currency hedges                            (951)
Change in fair value of foreign currency hedges                               (909)
Net income for the three months ended March 31, 2001                         8,481
                                                                           -------
Total comprehensive income                                                   5,109
                                                                           -------
Balance, March 31, 2001                                                    $47,474
                                                                           =======

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)



                                                                                    Three months                     Three months
                                                                                       ended                             ended
                                                                                    March 31, 2000                  March 31, 2001
                                                                                  ------------------------------------------------

Operating activities
Net (loss) income                                                                          $  (729)                        $  8,481
Adjustments to reconcile net (loss) income to cash
 provided by operating activities:
  Depreciation                                                                               6,337                           5,117
  Amortization                                                                              17,460                          19,280
  Minority interest                                                                            (31)                            361
Changes in assets and liabilities:
  Trade receivables                                                                         (9,874)                         (1,429)
  Inventories                                                                               (5,546)                        (28,480)
  Other assets                                                                                 225                          (2,106)
  Prepaid pension and postretirement benefit cost                                           (1,681)                           (587)
  Accounts payable, trade and other                                                        (16,284)                        (22,366)
  Advanced payments                                                                          6,556                          20,821
  Accrued and other liabilities                                                              1,184                         (12,292)
  Accrued pension and postretirement benefit cost                                              120                          (1,747)
                                                                                  ------------------------------------------------
Cash used in operating activities                                                           (2,263)                        (14,947)
                                                                                  ------------------------------------------------
 Investing activities
  Capital spending                                                                          (2,919)                         (1,769)
  Disposal of property, plant and equipment                                                    101                             156
  Purchase of Barnes & Reinecke, net of $1.2 million
    cash acquired                                                                           (1,602)                              -
Cash used in investing activities                                                           (4,420)                         (1,613)
                                                                                  ------------------------------------------------
Financing activities
  Payments on long-term debt                                                               (35,824)                        (34,814)
                                                                                  ------------------------------------------------
Cash used in financing activities                                                          (35,824)                        (34,814)
Effect of exchange rate changes on cash and marketable
   securities                                                                                    -                             212

Decrease in cash and marketable securities                                                 (42,507)                        (51,161)
Cash and marketable securities, beginning of period                                         94,325                         113,357
                                                                                  ------------------------------------------------
Cash and marketable securities, end of period                                             $ 51,818                        $ 62,196
                                                                                  ================================================


See accompanying notes.

                         Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2001


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Commitments and Contingencies

     United Defense Industries, Inc. has been a defendant in U.S. ex rel. Seman
                                                             ------------------
and Shukla v. United Defense, FMC Corp., and Harsco Corp., an action filed
---------------------------------------------------------
against the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota under the U.S. Civil False Claims Act. A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

Change in Accounting Principle

     Effective January 1, 2001, the Company adopted SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

     At December 31, 2000, the Company had foreign exchange contracts which were designated as cash flow hedges. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, was charged to members' capital.

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)


                                                                       December 31, 2000     March 31, 2001
                                                                     --------------------------------------
Assets
Current assets:
     Cash and marketable securities                                            $ 113,357          $  62,196
     Trade receivables                                                           109,705            111,134
     Inventories                                                                 259,238            287,718
     Other current assets                                                         13,083             13,401
                                                                     --------------------------------------
  Total current assets                                                           495,383            474,449

Property, plant and equipment, net                                                80,775             76,718

Intangible assets, net                                                           191,720            172,189
Prepaid pension and postretirement benefit cost                                  123,100            123,687
Restricted cash                                                                   23,528             21,804
Other assets                                                                       3,588              6,181
                                                                     --------------------------------------
Total assets                                                                   $ 918,094          $ 875,028
                                                                     ======================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                         $  23,086          $  11,543
     Accounts payable, trade and other                                            86,117             63,751
     Advanced payments                                                           342,394            363,215
     Accrued and other liabilities                                               104,168             95,761
                                                                     --------------------------------------
     Total current liabilities                                                   555,765            534,270

Long-term liabilities:
    Accrued pension and postretirement benefit cost                               28,515             26,768
    Long-term debt net of current portion                                        246,491            223,220
    Other liabilities                                                             41,428             39,405
                                                                     --------------------------------------
Total liabilities                                                                872,199            823,663

Commitments and contingencies (Note 2)

Stockholders' Equity:
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,036,667 issued and outstanding
     at December 31, 2000 and March 31, 2001                                         180                180
     Additional paid-in-capital                                                  180,031            180,031
     Stockholders' loans                                                          (1,236)            (1,236)
     Retained deficit                                                           (133,080)          (124,238)
     Accumulated other comprehensive loss                                              -             (3,372)
                                                                     --------------------------------------
     Total stockholders' equity                                                   45,895             51,365
                                                                     --------------------------------------
Total liabilities and stockholders' equity                                     $ 918,094          $ 875,028
                                                                     ======================================

See accompanying notes.

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)


                                                                          Three months                   Three months
                                                                             ended                           ended
                                                                         March 31, 2000                 March 31, 2001
                                                                         ---------------------------------------------
Revenue:
     Sales                                                                 $266,894                        $292,080
Costs and expenses:
     Cost of sales                                                          215,056                         231,193
     Selling, general and
      administrative expenses                                                42,177                          43,556
     Research and development                                                 3,663                           4,367
                                                                         ---------------------------------------------
          Total expenses                                                    260,896                         279,116

     Earnings related to investments
        in foreign affiliates                                                   846                           5,694
                                                                         ---------------------------------------------
Income from operations                                                        6,844                          18,658

Other income (expense):
     Interest income                                                          1,081                           1,671
     Interest expense                                                        (8,110)                         (6,194)
                                                                         ---------------------------------------------
Total other expense                                                          (7,029)                         (4,523)
                                                                         ---------------------------------------------
(Loss) income before income taxes                                              (185)                         14,135
Provision for income taxes                                                      575                           5,293
                                                                         ---------------------------------------------
Net (loss) income                                                           $  (760)                       $  8,842
                                                                         =============================================


See accompanying notes.

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)

                                                                                        Accumulated
                                                          Additional                       other
                                             Common        Paid-In        Retained      Comprehensive    Stockholders'
                                             Stock         Capital        Deficit          Loss             Loans        Total
                                            -------------------------------------------------------------------------------------
Balance, December 31, 2000                    $180        $180,031       $(133,080)                         $(1,236)     $45,895
Net foreign currency translation
    adjustment                                                                             (1,512)                        (1,512)
Cumulative effect of change in
     accounting principle-foreign
     currency hedges                                                                         (951)                          (951)
Change in fair value of foreign
     currency hedges                                                                         (909)                          (909)
Net income for the three months
     ended March 31, 2001                                                    8,842                                         8,842
                                                                                                                         -------
Total comprehensive income                                                                                                 5,470
                                            -------------------------------------------------------------------------------------
Balance, March 31, 2001                       $180        $180,031       $(124,238)       $(3,372)          $(1,236)     $51,365
                                           ======================================================================================

See accompanying notes.

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                                               Three month                      Three month
                                                                                  ended                            ended
                                                                             March 31, 2000                   March 31, 2001
                                                                            ------------------------------------------------
Operating activities
Net (loss) income                                                                 $  (760)                       $  8,842
Adjustments to reconcile net (loss) income to cash
  provided by operating activities:
   Depreciation                                                                      6,337                          5,117
   Amortization                                                                     17,460                         19,280
Changes in assets and liabilities:
   Trade receivables                                                                (9,874)                        (1,429)
   Inventories                                                                      (5,546)                       (28,480)
   Other assets                                                                        225                         (2,106)
   Prepaid pension and postretirement benefit cost                                  (1,681)                          (587)
   Accounts payable, trade and other                                               (16,284)                       (22,366)
   Advanced payments                                                                 6,556                         20,821
   Accrued and other liabilities                                                     1,184                        (12,292)
   Accrued pension and postretirement benefit cost                                     120                         (1,747)
                                                                            ------------------------------------------------
Cash used in operating activities                                                   (2,263)                       (14,947)
                                                                            ------------------------------------------------

Investing activities
   Capital spending                                                                 (2,919)                        (1,769)
   Disposal of property, plant and equipment                                           101                            156
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                                  (1,602)                             -
                                                                            ------------------------------------------------
Cash used in investing activities                                                   (4,420)                        (1,613)
                                                                            ------------------------------------------------
Financing activities
   Payments on long-term debt                                                      (35,824)                       (34,814)
                                                                            ------------------------------------------------
Cash used in financing activities                                                  (35,824)                       (34,814)
Effect of exchange rate changes on cash and marketable
     securities                                                                          -                            212

Decrease in cash and marketable securities                                         (42,507)                       (51,161)
Cash and marketable securities, beginning of period                                 94,325                        113,357
                                                                            ------------------------------------------------
Cash and marketable securities, end of period                                     $ 51,818                       $ 62,196
                                                                            ================================================

                            See accompanying notes.

                        United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2001


1.  Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Commitments and Contingencies

     As described in the Company's Report on Form 10-K for the year ended December 31, 2000, the Company has been a defendant in U.S. ex rel. Seman and
                                                       ----------------------
Shukla v. United Defense, FMC Corp., and Harsco Corp., an action filed against
-----------------------------------------------------
the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota under the U.S. Civil False Claims Act. A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

3.  Financial Information for Subsidiary Guarantors and non-Guarantors

     The outstanding loans under the senior credit facility and senior subordinated notes are general obligations of the Company and are jointly and severally guaranteed by the wholly owned subsidiary guarantors of the Company. Bofors is the only non-guarantor subsidiary of the Company.

     The following information presents an unaudited consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows for the Three Months 2001.

                        United Defense Industries, Inc.
                     Unaudited Consolidating Balance Sheet
                             As of March 31, 2001
                                 (In millions)

                                                                                    Non-
                                                                     Subsidiary  Guarantor
                                                           Parent    Guarantors  Subsidiary   Eliminations   Consolidated
                                                         ----------------------------------------------------------------
Assets
Current assets:
     Cash and maketable securities                         $     -       $ 24.5      $ 37.7        $     -        $  62.2
     Trade receivables                                           -         96.4        14.7              -          111.1
     Inventories                                                 -        275.9        11.8              -          287.7
     Other current assets                                        -          6.4         7.0              -           13.4
                                                         ----------------------------------------------------------------
  Total current assets                                           -        403.2        71.2              -          474.4

Property, plant and equipment, net                               -         73.9         2.8              -           76.7

Intangible assets, net                                           -        168.6         3.6              -          172.2
Prepaid pension and postretirement benefit cost                  -        123.7           -              -          123.7
Restricted cash                                                  -            -        21.8              -           21.8
Due from subsidiary                                           19.9            -           -          (19.9)             -
Investments in and advances to subsidiaries                  269.5            -           -         (269.5)             -
Other assets                                                     -          5.2         1.0              -            6.2
                                                         ----------------------------------------------------------------
Total assets                                               $ 289.4       $774.6      $100.4        $(289.4)       $ 875.0
                                                         ================================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                     $  11.5       $    -      $    -        $     -        $  11.5
     Accounts payable, trade and other                           -         58.8         5.0              -           63.8
     Advanced payments                                           -        325.0        38.2              -          363.2
     Accrued and other liabilities                               -         85.4        10.3              -           95.7
                                                         ----------------------------------------------------------------
     Total current liabilities                                11.5        469.2        53.5              -          534.2

Long-term liabilities:
    Due to parent                                                -            -        19.9          (19.9)             -
    Accrued pension and postretirement benefit cost              -          5.6        21.2              -           26.8
    Long-term debt net of current portion                    223.2            -           -              -          223.2
    Other liabilities                                            -         32.9         6.5              -           39.4
                                                         ----------------------------------------------------------------
Total liabilities                                            234.7        507.7       101.1          (19.9)         823.6


     Common Stock                                              0.2            -           -              -            0.2
     Additional paid-in-capital                              180.0            -           -              -          180.0
     Stockholders' loans                                      (1.2)           -           -              -           (1.2)
     Retained earnings/(deficit)                            (124.2)       266.9         2.7         (269.5)        (124.2)
     Accumulated other comprehensive loss                                     -        (3.4)                         (3.4)
Stockholders' Equity                                          54.7        266.9        (0.7)        (269.5)          51.4
                                                         ----------------------------------------------------------------
Total liabilities and stockholders' equity                 $ 289.4       $774.6      $100.4        $(289.4)       $ 875.0
                                                         ================================================================

                        United Defense Industries, Inc.
                Unaudited Consolidating Statement of Operations
                     For the Quarter ended March 31, 2001

                                 (In millions)

                                                                      Non-
                                                       Subsidiary  Guarantor
                                              Parent   Guarantors  Subsidiary   Eliminations   Consolidated
                                            ---------------------------------------------------------------
Revenue:
     Sales                                    $    -       $260.9       $31.2         $    -         $292.1

Costs and expenses:
     Cost of sales                                 -        205.9        25.3              -          231.2
     Selling, general and
      administrative expenses                      -         38.8         4.8              -           43.6
     Research and development                      -          3.4         1.0              -            4.4
                                            ---------------------------------------------------------------
          Total expenses                           -        248.1        31.1              -          279.2

     Earnings related to investments
        in foreign affiliates and
         subsidiaries                           19.9          5.7           -          (19.9)           5.7
                                            ---------------------------------------------------------------
Income (loss) from operations                   19.9         18.5         0.1          (19.9)          18.6

Other income (expense):
     Interest income                             0.4          0.7         1.0           (0.4)           1.7
     Interest expense                           (6.2)           -        (0.4)           0.4           (6.2)
                                            ---------------------------------------------------------------
Total other expense                             (5.8)         0.7         0.6              -           (4.5)
                                            ---------------------------------------------------------------
Income (loss) before income taxes               14.1         19.2         0.7          (19.9)          14.1
Provision for income taxes                       5.3            -           -              -            5.3
                                            ---------------------------------------------------------------
Net income (loss)                              $ 8.8       $ 19.2       $ 0.7         $(19.9)        $  8.8
                                            ===============================================================


                        United Defense Industries, Inc.
           Unaudited Consolidating Condensed Statement of Cash Flows
                                March 31, 2001

                                 (In millions)

                                                                                      Non-
                                                                      Subsidiary   Guarantor
                                                             Parent   Guarantors   Subsidiary   Eliminations  Consolidated
                                                           ---------------------------------------------------------------
Cash (used in) provided by operating activities              $ 54.7       $  8.1      $(11.9)        $(65.8)      $ (14.9)
Cash (used in) provided by investing activities               (19.9)        (1.8)        0.2           19.9          (1.6)
Cash (used in) provided by financing activities               (34.8)       (45.9)          -           45.9         (34.8)
Effect of exchange rate changes on cash and
    marketable securities                                                                0.2                          0.2
Net change in cash and marketable securities                      -        (39.6)      (11.7)             -         (51.3)

Cash and marketable securities, beginning of period               -         63.6        49.8              -         113.4
                                                           ---------------------------------------------------------------
Cash and marketable securities, end of period                $    -       $ 24.0      $ 38.1         $    -       $  62.1
                                                           ===============================================================


4. Change in Accounting Principle

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

     At December 31, 2000, the Company had foreign exchange contracts which were designated as cash flow hedges. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, was charged to accumulated other comprehensive loss within stockholders' equity.

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------------------------

                                 March 31, 2001
                                ---------------


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

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Introduction

     In October 1997, the Company's direct parent, Iron Horse Investors, L.L.C. ("Iron Horse"), was funded from several partnerships controlled by The Carlyle Group. The equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense L.P. ("UDLP").

     United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's
8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein. Bofors Defence ("Bofors"), a Swedish company acquired by the Company in September, 2000, is a non-guarantor subsidiary. Note 3 to the consolidated financial statements of United Defense Industries, Inc. sets forth condensed consolidating Balance Sheets, Statement of Operations and Statement of Cash Flows for guarantor and non-guarantor subsidiaries as of March 31, 2001 and for the three months then ended.

Overview

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.9 billion as of March 31, 2001, a substantial majority of which is derived from sole-source, prime contracts. Approximately 70% of the Company's sales for the first three months of 2001 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

     Interim Armored Vehicles. In October 1999 the U.S. Army embarked upon an initiative to create a so-called medium force, intended to be lighter and less heavily-armed than the Army's existing heavy divisions based on the M1 tank and Bradley Fighting Vehicle, but more lethal and survivable than lighter Army units such as the airborne forces. To equip the new units, known as Interim Brigade Combat Teams ("IBCT"), in April 2000 the Army commenced a solicitation for so-called Interim Armored Vehicles ("IAV"), emphasizing a thirty eight thousand pounds weight limit, rapid deployability using the Air Force's smallest air transports (C130 aircraft), and early fielding using off-the-shelf technology. United Defense participated in the competitive bidding for the IAVs, proposing the use of its tracked MTVL (stretched and upgraded M113) and M8 Armored Gun System vehicles (see Item 1. Description of Business in Company's Form 10-K report for 2000) at a total price of $1.9 billion. Certain competitors proposed wheeled vehicles for the IAV program. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles.

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

     On April 9, 2001, the GAO issued its decision, denying the Company's protest. The Company does not anticipate that it would pursue the protest in federal court, and accordingly believes that legal proceedings over the award are at an end. Beyond the initial increment of IAV funding provided by Congress in 2000, the program would require successive annual appropriations for each additional year in which the program were to be continued. The ongoing existence and/or scale of the IAV program is subject to significant uncertainties, including the Bush Administration's review of DoD missions, priorities, and programs (the "Administration Defense Review", also described under such heading in Item 7 in the Company's Form 10-K report for 2000). To the extent that the IAV program were to continue, further funding for it may adversely affect funding available for other Company programs, such as the Crusader artillery system and upgrades to the Bradley Fighting Vehicle fleet.

     Administration Defense Review. The eventual outcome of the Bush Administration's review of the Defense Department's principal missions, priorities, and programs is unknown. The Company understands that the review involves a number of panels of advisors, and that the recommendations of the various panels would in turn be drawn upon in formulating the Administration's ultimate position. Recent press reports indicate that some panel recommendations may include the cancellation or deferral of various DoD weapons programs, including certain programs in which the Company participates: the Crusader artillery system, the DD21 destroyer, and further upgrades to the Bradley Fighting Vehicle fleet. The Company is uncertain whether (i) any such panel recommendations will ultimately be made, (ii) any such recommendations, if made, would in turn be incorporated into the Administration's defense budgetary and legislative proposals, and (iii) any ensuing Congressional action would adopt, reject, or otherwise vary the Administration's proposals. If the final outcome of the foregoing process were to include any significant reduction, deferral, or cancellation of one or more substantial programs in which the Company participates, the Company's revenues and profits would be commensurately reduced, to the extent not offset by favorable developments elsewhere in the Company's business.

     There were no material changes to the Company's major programs from those described in the Company's Form 10-K report other than additional funding as new contracts are negotiated and awarded.

     For a more detailed description of the Company's business and principal operating programs, see the Form 10-K report for the year ended December 31, 2000.

Results of Operations

Three Months Ended March 31, 2001 ("Three Months 2001") Compared with Three Months Ended March 31, 2000 ("Three Months 2000").

     Revenue. Revenue in the Three Months 2001 was $292.1 million, an increase of 9.4% or $25.2 million from the Three Months 2000. The improvement in revenue was largely due to the sales generated by Bofors Defence ("Bofors"), which was acquired in September, 2000, higher billings for advanced gun systems, self-propelled howitzers and Turkish royalties. However, these increases were partially offset by lower shipments of Bradley vehicles and technical support and decreased billing for the Crusader program.

     Gross Profit. Gross profit for the Three Months 2001 of $60.9 million was higher by $9.0 million or 17.5% from the Three Months 2000. The gross profit percentage slightly improved by 1.4 percentage points to 20.8% for the Three Months 2001 from 19.4% for the Three Months 2000. Approximately half of the increase in gross profit was contributed by Bofors and the remaining positive variance was the result of contract profit adjustments primarily on the Crusader program.

     Selling, general and administrative expenses. Selling, general and administrative expenses of $43.6 million for the Three Months 2001 were slightly higher by $1.4 million from $42.2 million for Three Months 2000. The higher expenses were mostly due to spending at Bofors and increased amortization of intangibles related to acquisitions partially offset by lower costs for proposals and marketing activity.

     Research and development. Research and development costs were $4.4 million for the Three Months 2001 compared to $3.7 million for the Three Months 2000. The variance was primarily due to spending by Bofors.

     Earnings from foreign affiliates. Earnings from foreign affiliates were $5.7 million in the Three Months 2001, up by $4.8 million from $0.8 million in the Three Months 2000. The increase was due to an end of contract adjustment in the Company's joint venture in Saudi Arabia.

     Interest expense. Net interest expense for the Three Months 2001 was $4.5 million compared with $7.0 million for the Three Months 2000. The decline in interest expense is the result of lower debt levels and reduced interest rates.

     Provision for income taxes.   Income taxes provided in the Three Months
2001 was $5.3 million compared with $0.6 million for the Three Months 2000. In the Three Months 2001 $3.6 million was related to Pennsylvania state taxes for prior years.

     Net (loss) income. As a result of the foregoing, there was a net income of $8.8 million in the Three Months 2001 compared with a net loss of $0.8 million in the Three Months 2000.

Liquidity

     Cash used in operating activities was $14.9 million for the Three Months 2001 and $2.3 million for the Three Months 2000. The net income adjusted for non-cash items was $33.2 million in the Three Months 2001, higher by $10.2 million than the Three Months 2000. The higher adjusted net income was adversely affected by increases in working capital necessary to fund the production of major contracts such as Bradley Fighting vehicles, amphibious assault vehicles for Korea and Italy and the Crusader program.

     Cash used for investing activities was $1.6 million during the Three Months 2001 compared to $4.4 million for the Three Months 2000. The reduced use of funds was the result of lower capital spending in 2001 and the purchase of Barnes & Reinecke, Inc. in 2000.

     Cash used for financing activities was applied to pay down debt of $34.8 million and $35.8 million in 2001 and 2000, respectively.

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      ----------------------------------------------

                                  MARKET RISK
                                  -----------

                                 March 31, 2001


   Forward Exchange Contracts.   Bofors uses forward exchange contracts to
reduce the effect of fluctuating currencies on short-term foreign currency-denominated transactions.

   The following table summarizes by major currency the contractual amounts of Bofors' forward exchange contracts and their termination market values.


                        Contractual    Termination
Contractual Currency       Amount     Market Value
----------------------  ------------  ------------

British pound           USD  3.0      USD    3.3
European euro           USD  1.5      USD    1.6
US dollar               USD (9.0)     USD  (11.2)

     As a result of adopting SFAS No. 133, the net liability for the difference between the contractual amount and the termination market value is recorded as a current liability in the balance sheet.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                                 March 31, 2001


ITEM 1.   Legal Proceedings
          -----------------

       As described in the Company's Report on Form 10-K for the year ended December 31, 2000, the Company has been a defendant in U.S. ex rel. Seman and
                                                       ----------------------
Shukla v. United Defense, FMC Corp., and Harsco Corp., an action filed against
-----------------------------------------------------
the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota under the U.S. Civil False Claims Act. A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

       The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is a party will not have a material adverse effect on the Company.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     None.

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



Dated:   May 9, 2001