Form 10-Q
period 2001-09-30
UNITED DEFENSE INDUSTRIES INC
filed 2001-10-22
CIK 1051719

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001            Commission File No. 333-43619

                         UNITED DEFENSE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

                 Delaware                             52-2059782
      (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                             ----------------------

                        1525 Wilson Boulevard, Suite 700
                         Arlington, Virginia, 22209-2411
                                  (703)312-6100
         (Address and telephone number of principal executive offices of
                       Registrant and each Co-Registrant)


                             ----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of October 12, 2001.

                                                                       No. of shares    Par Value
                                                                       -------------    ---------
        United Defense Industries, Inc. .........................      18,106,467        $0.01

================================================================================

                         UNITED DEFENSE INDUSTRIES, INC.

                                      INDEX

PART I  - FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----

Item 1  - Unaudited Consolidated Financial Statements -
            United Defense Industries, Inc.

          Unaudited Consolidated Balance Sheets as of
            December 31, 2000 and September 30, 2001                         1

          Unaudited Consolidated Statements of Operations for the
            Three Months and Nine Months Ended September 30, 2000
            and 2001                                                         2

          Unaudited Consolidated Statement of Stockholders' Equity
            for the Nine Months Ended September 30, 2001                     3

          Unaudited Consolidated Statements of Cash Flows
            for the  Nine Months Ended September 30, 2000 and 2001           4

          Notes to Unaudited Consolidated Financial Statements              5-6

Item 2  - Management's Discussion and Analysis of the Results
            of Operations and Financial Condition                           7-13

Item 3  - Quantitative and Qualitative Disclosures about
            Market Risk                                                     14


PART II - OTHER INFORMATION
---------------------------

Item 1  - Legal Proceedings                                                 15

Item 6  - Exhibits and Reports on Form 8-K                                  15

SIGNATURE
---------

                         United Defense Industries, Inc.
                      Unaudited Consolidated Balance Sheets

                                 (In thousands)


Assets                                                              December 31, 2000         September 30, 2001
                                                                    --------------------------------------------
Current assets:
     Cash and cash equivalents                                       $        113,357           $        120,240
     Trade receivables                                                        109,705                    119,429
     Inventories                                                              259,238                    348,183
     Other current assets                                                      13,083                     12,686
                                                                    --------------------------------------------
  Total current assets                                                        495,383                    600,538

Property, plant and equipment, net                                             80,775                     76,120

Intangible assets, net                                                        191,720                    167,407
Prepaid pension and postretirement benefit cost                               123,100                    126,684
Restricted cash                                                                23,528                     14,623
Other assets                                                                    3,588                      5,517
                                                                    --------------------------------------------
Total assets                                                         $        918,094           $        990,889
                                                                    ============================================

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                               $         23,086           $         17,000
     Accounts payable, trade and other                                         86,117                     87,012
     Advanced payments                                                        342,394                    395,969
     Accrued and other liabilities                                            104,168                     94,899
                                                                    --------------------------------------------
     Total current liabilities                                                555,765                    594,880

Long-term liabilities:
    Long-term debt net of current portion                                     246,491                    583,000
    Accrued pension and postretirement benefit cost                            28,515                     21,939
    Other liabilities                                                          41,428                     38,944
                                                                    --------------------------------------------
Total liabilities                                                             872,199                  1,238,763

Commitments and contingencies

Stockholders' Equity (Deficit):
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,036,667 and 18,106,467 issued and outstanding
     at December 31, 2000 and September 30, 2001, respectively                    180                        181
     Additional paid-in capital                                               180,031                          -
     Stockholders' loans                                                       (1,236)                         -
     Retained deficit                                                        (133,080)                  (243,720)
     Accumulated other comprehensive loss                                           -                     (4,335)
                                                                    --------------------------------------------
     Total stockholders' equity (deficit)                                      45,895                   (247,874)
                                                                    --------------------------------------------

Total liabilities and stockholders' equity (deficit)                 $        918,094           $        990,889
                                                                    ============================================

See accompanying notes.
                                       1

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Operations

                                 (In thousands)



                                          Three months        Three months         Nine months          Nine months
                                             ended                ended               ended               ended
                                       September 30, 2000   September 30,2001   September 30, 2000   September 30,2001
                                      -------------------------------------------------------------------------------------------

Revenue:
     Sales                                 $ 303,283         $ 275,055              $ 867,426            $ 913,863

Costs and expenses:
     Cost of sales                           230,637           215,448                687,801              728,836
     Selling, general and
      administrative expenses                 42,290            52,646                130,717              132,816
     Research and development                  2,873             6,810                 12,287               16,418
                                      -------------------------------------------------------------------------------------------

          Total expenses                     275,800           274,904                830,805              878,070

     Earnings related to investments
        in foreign affiliates                    966                58                  2,676                6,417

                                      -------------------------------------------------------------------------------------------
Income from operations                        28,449               209                 39,297               42,210

Other income (expense):
     Interest income                             938             1,874                  2,672                4,621
     Interest expense                         (7,858)           (6,735)               (23,163)             (19,215)
                                      -------------------------------------------------------------------------------------------
Total other expense                           (6,920)           (4,861)               (20,491)             (14,594)
                                      -------------------------------------------------------------------------------------------

Income(loss) before income taxes              21,529            (4,652)                18,806               27,616

Provision for income taxes                       421                12                  2,224                6,682
                                      -------------------------------------------------------------------------------------------
Income(loss) before extraordinary
  item                                        21,108            (4,664)                16,582               20,934

Extraordinary item - net (loss)gain from
  early extinguishment of debt                     -           (22,599)                   680              (22,599)
                                      -------------------------------------------------------------------------------------------
Net income(loss)                           $  21,108         $ (27,263)             $  17,262            $  (1,665)
                                      ===========================================================================================

See accompanying notes.

                         United Defense Industries, Inc.
                        Unaudited Consolidated Statement
                             of Stockholders' Equity

                                 (In thousands)


                                                                                   Accumulated
                                                     Additional                       Other
                                         Common       Paid-In        Retained      Comprehensive    Stockholders'
                                          Stock       Capital         Deficit          Loss            Loans           Total
                                       --------------------------------------------------------------------------------------
Balance, December 31, 2000             $   180       $ 180,031      $(133,080)      $      -       $    (1,236)     $  45,895


Issuance of common stock                     1             697              -              -                 -            698

Payment of stockholders' loans               -               -              -              -             1,236          1,236

Cash dividends ($16 per share)               -        (180,728)      (108,975)             -                 -       (289,703)

Net foreign currency translation
    adjustment                               -               -              -         (2,108)                -         (2,108)


Cumulative effect of change in
     accounting principle-foreign
     currency hedges                         -               -              -           (951)                -           (951)

Change in fair value of foreign
     currency hedges                         -               -              -         (1,276)                -         (1,276)

Net loss for the nine months
     ended September 30, 2001                -               -         (1,665)             -                 -         (1,665)
                                                                                                                     --------
Total comprehensive loss                                                                                               (6,000)

                                       --------------------------------------------------------------------------------------
Balance, September 30, 2001            $   181       $       -      $(243,720)      $ (4,335)      $         -      $(247,874)
                                       ======================================================================================

See accompanying notes.

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                         Nine months                Nine months
                                                                            ended                      ended
                                                                     September 30, 2000         September 30, 2001
                                                                     ---------------------------------------------

Operating activities
Net income(loss)                                                       $     17,262               $     (1,665)
Adjustments to reconcile net income(loss) to cash
   provided by operating activities:
   Depreciation                                                              18,073                     15,797
   Amortization                                                              53,410                     38,623
   Amortization of financing costs                                            2,394                      3,183
   Net (gain) loss from early extinguishment of debt                           (680)                    22,599
Changes in assets and liabilities:
   Trade receivables                                                        (33,231)                    (9,724)
   Inventories                                                               27,486                    (88,945)
   Other assets                                                               1,756                      6,465
   Prepaid pension and postretirement benefit cost                           (5,299)                    (3,584)
   Accounts payable, trade and other                                        (19,534)                       895
   Advanced payments                                                        (20,525)                    53,575
   Accrued and other liabilities                                              5,655                    (13,981)
   Accrued pension and postretirement benefit cost                             (305)                    (6,576)
                                                                       ----------------------------------------
Cash provided by operating activities                                        46,462                     16,662
                                                                       ----------------------------------------

Investing activities
   Capital spending                                                         (11,717)                   (13,318)
   Disposal of property, plant and equipment                                    385                        289
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                           (1,634)                         -
   Purchase of Bofors Weapon Systems, net of $35.2 million
     cash acquired                                                           14,007                          -
                                                                       ----------------------------------------
Cash provided by (used in) investing activities                               1,041                    (13,029)
                                                                       ----------------------------------------

Financing activities
   Payments on long-term debt                                               (73,299)                  (269,577)
   Proceeds from senior secured facility                                          -                    600,000
   Payment of premium on extinguishment of subordinated debt                      -                    (18,074)
   Payment of stockholders' loans                                                 -                      1,236
   Dividend payments                                                              -                   (289,703)
   Payments for financing cost                                                    -                    (19,222)
   Proceeds from sale of common stock                                            95                        698
   Repurchase of common stock                                                  (205)                         -
                                                                       ----------------------------------------
Cash (used in) provided by financing activities                             (73,409)                     5,358
                                                                       ----------------------------------------
Effect of exchange rate changes on cash                                           -                     (2,108)
                                                                       ----------------------------------------

(Decrease) increase in cash and cash equivalents                            (25,906)                     6,883
Cash and cash equivalents, beginning of period                               94,325                    113,357
                                                                       ----------------------------------------
Cash and cash equivalents, end of period                               $     68,419               $    120,240
                                                                       ========================================


See accompanying notes.

                         United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2001

1.   Basis of Presentation

         The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2000 and 2001. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Recapitalization

         In August 2001, the Company completed a recapitalization that included a refinancing of all of the existing indebtedness. In connection with the refinancing, the Company entered into a new senior secured credit facility consisting of $600 million in term loans and a $200 million revolving credit facility. The Company used a portion of the proceeds from the term loans to pay a $289.7 million dividend to the holders of its common stock and expects to pay an additional $100 million dividend to the holders of common stock. In addition, a portion of the proceeds from the term loans was used to complete a tender offer for the remaining $182.8 million outstanding principal amount of the 8.75% senior subordinated notes due 2007. The Company also paid from the debt proceeds $19.2 million of financing costs which have been deferred and $18.6 million of performance bonuses, consulting and management fees which are included in costs and expenses for the three and nine months ended September 30, 2001. The extinguishment of the existing debt resulted in a net loss of $22.6 million, reported as an extraordinary item, which consisted of an $18.1 million tender premium paid to the debt holders and a write-off of $4.5 million in unamortized financing costs.

         Outstanding borrowings on the new term loan facilities were $600 million at September 30, 2001. The facilities bear interest at variable rates with a weighted average rate of 6.78% at September 30, 2001. These loans are due through 2009 and provide for quarterly principal and interest payments.

         The revolving credit facility provides for loans and letters of credit and matures in 2007. The Company has outstanding letters of credit under the facility of $118 million at September 30, 2001. There was $82 million available under the revolving credit facility at September 30, 2001. The Company is obligated to pay a fee of 0.50% on the unused revolving credit facility.

         Amounts outstanding under the senior secured credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries.

         Mandatory prepayments and reductions of outstanding secured principal amounts are required upon the occurrence of certain events. The senior credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, certain restrictions on payment of dividends, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions. Under the terms of the agreement, subject to certain restrictions, the Company is permitted to pay up to an additional $100 million in dividends through February 28, 2002.

3.  Changes in Accounting Principle

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

         At December 31, 2000, the Company had foreign exchange contracts which were designated as cash flow hedges. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, was charged to accumulated other comprehensive loss within stockholders' equity. The application of this new standard is reflected in our financial statements for the nine months ended September 30, 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $4 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                           UNITED DEFENSE INDUSTRIES, INC.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------------------------
                               September 30, 2001
                               ------------------

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

         The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Overview

         The Company is a supplier of armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $2.0 billion as of September 30, 2001, a substantial majority of which is derived from sole-source, prime contracts. Approximately 77% of the Company's sales for the first nine months of 2001 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

         Administration Defense Review. The Company believes that the Administration may continue to review the Defense Department's principal missions, priorities, and programs on an ongoing basis, but that any near-term review was largely conducted with the September 30, 2001 announced completion of the so-called Quadrennial Defense Review ("QDR"). As understood by the Company, the QDR does not call for any significant changes in the principal U.S. programs in which the Company participates. The Administration's FY02 budget also would not result in any significant change to the Company's principal programs, but such result could be affected by the as-yet unknown outcome of the FY02 appropriation legislation yet to be considered by Congress. Finally, the Company is unable to predict whether the events of September 11, 2001 and ensuing military actions might result in some further review(s) of U.S. defense missions, policies, and programs by the Administration and/or Congress, nor what impact any such review(s) might have on the Company.

         The only material change to the Company's major programs from those described in the Company's Form 10-K report, other than normal additional funding as new contracts are negotiated and awarded, was the signing of a multi-year contract to upgrade Bradley Fighting Vehicles for approximately $700 million over a three-year period.

         For a more detailed description of the Company's business and principal operating programs, see the Form 10-K report for the year ended December 31, 2000.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000.

         Revenue. Revenue for the three months ended September 30, 2001 was $275.1 million which was $28.2 million below the comparable period in 2000. The main driver for the decline was lower sales of Bradley upgrades as customer acceptance was changed to when the vehicle is fielded versus when production is complete and there were less requirements for fielding in the third quarter of 2001. Also contributing to the decline was the shipment completion prior to the three months ended September 30, 2001 of M88 kits to Egypt, MLRS vehicles to Greece, kits for M113 carriers to the U.S. government, and the upgrade of naval ordnance for Venezuela. The decline was partially offset by increased billings for the Crusader and the DD21 destroyer development programs.

         Gross Profit. Gross profit for the three months ended September 30, 2001 was $59.6 million which was $13.0 million less than the same prior period in 2000. The gross profit rate declined 2.3 points to 21.7% in the three month period in 2001. The reduction in gross profit was related to the lower volume discussed above, shipment of lower margin units in 2001 versus the prior year, and favorable contract adjustments that occurred in 2000.

         Selling, general and administrative expenses. Selling , general and administrative expenses were $52.6 million for the three months ended September 30, 2001 which was an increase of $10.3 million over the comparable period in 2000. Spending was higher due to having Bofors Defence for the full period, the payment of performance bonuses, consulting and management fees. The increase was partially offset by reduced amortization of intangible assets related to acquisitions and lower bid and proposal costs.

         Research and development. Research and development costs were up $3.9 million to $6.8 million for the three months ended September 30, 2001 over the comparable period in 2000. The reasons for the increase are having Bofors Defence for the full three month period, higher spending associated with the new DD21 destroyer program, and the accounting for an "other transaction" type of contract as research and development cost.

         Earnings from foreign affiliates. Earnings from foreign affiliates were $0.1 million in the three months ended September 30, 2001 compared with $1.0 million the same period last year. Earnings recognized from the Turkey joint venture was higher during the same period in 2000.

         Interest expense. Net interest expense was $4.9 million for the three months ended September 30, 2001 or $2.0 million lower than the comparable period in the prior year. The lower expense was the result of favorable interest rates and higher cash balances available to generate income.

         Extraordinary item. During the three months ended September 30, 2001, the Company had a charge of $22.6 million for the early liquidation of senior subordinated notes in August 2001. The extraordinary item consisted of an $18.1 million tender premium paid to the debt holders and a write-off of $4.5 million unamortized financing costs.

         Net income(loss). As a result of the foregoing, we had a net loss of $27.3 million in the three month period ended September 30, 2001 compared with net income of $21.1 million in the comparable period of 2000.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

         Revenue. Our revenue for the nine months ended September 30, 2001 was $913.9 million, an increase of $46.4 million, or 5.4%, from the comparable 2000 period. This increase resulted primarily from the inclusion of nine months of revenue from Bofors Defence, which we acquired in September 2000. Revenue for 2001 also increased as a result of higher billings for the Crusader and Advanced Gun System development programs, increases in upgrades of the Hercules tank recovery vehicle and increased shipments of vehicles and kits to foreign customers, such as amphibious assault vehicles to Korea, self-propelled howitzers to Egypt and armored personnel carriers to Canada. These increases were partially offset by decreases in sales of upgrades of the Bradley family of vehicles, principally as a result of the change in the timing of revenue recognition which relies upon customer acceptance, and a reduction in shipments of co-production kits to Egypt, amphibious assault vehicle kits to Spain, multiple launch rocket system vehicles to Greece and kit sales to the U.S. Government. Under the recent Bradley contract, customer acceptance is deferred until units are fielded by the U.S. Army.

         Gross Profit. As a result of our increased sales, gross profit increased $5.4 million, or 3.0%, to $185.0 million for the nine months ended September 30, 2001. Our gross profit margin of 20.2% for the nine months ended September 30, 2001 is slightly less than our 20.7% gross profit margin for the comparable 2000 period, primarily as a result of the effects of LIFO accounting.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $2.1 million, or 1.6%, to $132.8 million for the nine months ended September 30, 2001. This increase resulted primarily from the inclusion of Bofors Defence for the entire period, and performance bonuses and consulting and management fees paid in conjunction with our August 2001 recapitalization. These increases were partially offset by reduced amortization of goodwill and other intangibles and lower bid and proposal costs in this period compared to the prior year period when we incurred significant costs in connection with our unsuccessful bid for the Interim Armored Vehicle program.

         Research and Development. Research and development costs were $16.4 million for the nine months ended September 30, 2001, a $4.1 million, or 33.6%, increase from the prior year period. This increase resulted from the inclusion of Bofors Defence for the entire 2001 period and increased spending associated with missile launch systems, the Advanced Gun System, work for the DD 21 destroyer program and on other technologies that we believe will enhance our ability to compete for future programs.

         Earnings from Foreign Affiliates. Earnings from foreign affiliates for the nine months ended September 30, 2001 were $6.4 million, a $3.7 million, or 139.8%, increase from the prior year period. This increase was due to income recognition for an end of contract adjustment at our joint venture in Saudi Arabia.

         Net Interest Expense. Net interest expense for the nine months ended September 30, 2001 was $14.6 million, a $5.9 million decline from the prior year period. This decrease was the result of lower debt levels during the first seven months of 2001, declines in interest rates and higher interest income on higher average cash balances in 2001.

         Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2001 increased $4.5 million over the prior period, primarily as a result of increased taxes for the state of Pennsylvania and to reflect a provision for Bofors Defence, partially offset by the reduction in foreign sales corporation taxes due to the application of the new "FSC Repeal and Extraterritorial Income Exclusion Act of 2000" to foreign sales.

         Extraordinary Item. During the nine months ended September 30, 2001, we incurred a $22.6 million charge for the early retirement of our senior subordinated notes in August 2001. This charge was taken in conjunction with the recapitalization and was comprised of an $18.1 million tender premium paid to the debt holders and a write-off of $4.5 million in unamortized finance charges. During the same period in 2000, we had a $0.7 million extraordinary gain related to the purchase of some of these subordinated notes for less than their principal amount.

         Net Income. As a result of the foregoing, we had a net loss of $1.7 million, including an extraordinary charge of $22.6 million for the early retirement of debt, for the nine months ended September 30, 2001, a $18.9 million decline from the prior year period.

Liquidity, Capital Resources and Financial Condition

   Cash provided by operating activities was $16.7 million for the nine months ended September 30, 2001, a decrease of $29.8 million from the prior year period. The primary reason for this decrease was a significant build-up of inventories net of increased advance payments associated with producing units for several foreign customers, which we will ship in later periods.

   Cash used in investing activities was $13.0 million for the nine months ended September 30, 2001, compared to $1.0 million of cash provided by investing activities for the prior year period. Our principal use of cash in investing activities is for capital equipment and software. Bofors Defence had a significant cash balance when we acquired it, which resulted in positive cash flows from investing activities in 2000.

   Cash provided by financing activities was $5.4 million for the nine months ended September 30, 2001, compared to $73.4 million of cash used during the 2000 period. The net cash provided during 2001 is primarily the result of our August 2001 refinancing of all of our indebtedness, offset by principal repayments on that debt of $86.8 million prior to the refinancing. The primary use of cash in 2000 was for debt repayments.

     In August 2001, we refinanced all of our existing indebtedness. In connection with the refinancing, we entered into a new senior secured credit facility, consisting of $600.0 million in term loans and a $200.0 million revolving credit facility. Our new credit facility agreement requires mandatory principal repayments of $5.7 million in 2001, $32.6 million in 2002 and $42.6 million per year from 2003 to 2006. These payments will reduce cash available for other corporate purposes. We expect interest charges under the new financing to be approximately $15 million in 2001. Interest charges in future years will depend upon periodic fluctuations in LIBOR and our outstanding debt balances. Although we cannot predict our future interest expense, we expect those charges to be substantially in excess of those in 2000 and 2001.

   Our effective tax rate is substantially lower than the statutory tax rate because of tax net operating losses generated in 1997 and 1998 which are being utilized in subsequent years. We expect our tax payments will be lower than the statutory tax rate on any income earned at least through the end of 2002.

   Based on our current level of operations and our anticipated growth, we believe that our cash from operations, together with other available sources of liquidity, including borrowings available under our revolving credit facility, will be sufficient to fund our anticipated capital expenditures and required payments of principal and interest on our debt for the foreseeable future. Our growth and acquisition strategy, however, may require substantial additional capital. We cannot assure you that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all. Any additional equity or equity-convertible financing in the future may dilute your investment in the company.

                         UNITED DEFENSE INDUSTRIES, INC.

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     ----------------------------------------------
                                   MARKET RISK
                                   -----------

                               September 30, 2001

         Forward Currency Exchange Risk.

         We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short term foreign currency-denominated transactions, Bofors Defence (a wholly owned Swedish subsidiary) enters into foreign currency forward exchange contracts. As of September 30, 2001, the net value of foreign forward contracts was $6.5 million and the fair value of those contracts was $4.3 million. We account for these contracts as hedges.

         We plan to enter into interest rate protection agreements to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The interest rate protection agreements will provide protection against increases in interest rates on borrowings.

         Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility as of September 30, 2001 was 6.78% per annum.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------
                               September 30, 2001

ITEM 1.   Legal Proceedings

              The Company is subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is a party will not have a material adverse effect on the Company.

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

                                           By:  /s/ Francis Raborn
                                               ----------------------------
                                                Francis Raborn
                                                Principal Financial and
                                                Accounting Officer
                                                and Authorized Signatory


Dated:  October 22, 2001