Form 10-Q/A
period 2001-09-30
UNITED DEFENSE INDUSTRIES INC
filed 2001-12-13
CIK 1051719

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

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

                         UNITED DEFENSE INDUSTRIES, INC.



Amendment
---------

     This amended report on Form 10-Q provides restated financial information as described in Note 2 to the consolidated financial statements.


                                      INDEX

PART I  - FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----

Item 1  - Unaudited Consolidated Financial Statements -
            United Defense Industries, Inc.

          Unaudited Consolidated Balance Sheets as of
            December 31, 2000 and September 30, 2001                         1

          Unaudited Consolidated Statements of Operations for the
            Three Months and Nine Months Ended September 30, 2000
            and 2001                                                         2

          Unaudited Consolidated Statement of Stockholders' Equity
            for the Nine Months Ended September 30, 2001                     3

          Unaudited Consolidated Statements of Cash Flows
            for the  Nine Months Ended September 30, 2000 and 2001           4

          Notes to Unaudited Consolidated Financial Statements              5-6

Item 2  - Management's Discussion and Analysis of the Results
            of Operations and Financial Condition                           7-12

Item 3  - Quantitative and Qualitative Disclosures about
            Market Risk                                                     13


PART II - OTHER INFORMATION
---------------------------

Item 1  - Legal Proceedings                                                 14

Item 6  - Exhibits and Reports on Form 8-K                                  14

SIGNATURE
---------

                         United Defense Industries, Inc.
                      Unaudited Consolidated Balance Sheets

                                 (In thousands)


Assets                                                              December 31, 2000         September 30, 2001
                                                                    --------------------------------------------
Current assets:
     Cash and cash equivalents                                       $        113,357           $        120,240
     Trade receivables                                                        109,705                    119,429
     Inventories                                                              259,238                    348,183
     Other current assets                                                      13,083                     12,686
                                                                    --------------------------------------------
  Total current assets                                                        495,383                    600,538

Property, plant and equipment, net                                             80,775                     76,120

Intangible assets, net                                                        162,340                    147,460
Prepaid pension and postretirement benefit cost                               123,100                    126,684
Restricted cash                                                                23,528                     14,623
Other assets                                                                   10,694                      7,966
                                                                    --------------------------------------------
Total assets                                                         $        895,820           $        973,391
                                                                    ============================================

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                               $         23,086           $         27,650
     Accounts payable, trade and other                                         86,117                     87,012
     Advanced payments                                                        342,394                    395,969
     Accrued and other liabilities                                            104,168                     94,899
                                                                    --------------------------------------------
     Total current liabilities                                                555,765                    605,530

Long-term liabilities:
    Long-term debt net of current portion                                     246,491                    572,350
    Accrued pension and postretirement benefit cost                            28,515                     21,939
    Other liabilities                                                          23,148                     20,994
                                                                    --------------------------------------------
Total liabilities                                                             853,919                  1,220,813

Commitments and contingencies

Stockholders' Equity (Deficit):
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,036,667 and 18,106,467 issued and outstanding
     at December 31, 2000 and September 30, 2001, respectively                    180                        181
     Additional paid-in capital                                               180,031                          -
     Stockholders' loans                                                       (1,236)                         -
     Retained deficit                                                        (137,074)                  (243,268)
     Accumulated other comprehensive loss                                           -                     (4,335)
                                                                    --------------------------------------------
     Total stockholders' equity (deficit)                                      41,901                   (247,422)
                                                                    --------------------------------------------

Total liabilities and stockholders' equity (deficit)                 $        895,820           $        973,391
                                                                    ============================================

See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Operations

                                 (In thousands)



                                          Three months        Three months         Nine months          Nine months
                                             ended                ended               ended               ended
                                       September 30, 2000   September 30,2001   September 30, 2000   September 30,2001
                                      -------------------------------------------------------------------------------------------

Revenue:
     Sales                                 $ 303,283         $ 275,055              $ 867,426            $ 913,863

Costs and expenses:
     Cost of sales                           230,637           215,448                687,801              728,836
     Selling, general and
      administrative expenses                 41,782            52,589                129,681              131,140
     Research and development                  2,873             6,810                 12,287               16,418
                                      -------------------------------------------------------------------------------------------
          Total expenses                     275,292           274,847                829,769              876,394

Income from operations                        27,991               208                 37,657               37,469

Other income (expense):
     Earnings related to investments
        in foreign affiliates                   (557)            9,205                   (460)               9,187
     Interest income                             938             1,874                  2,672                4,621
     Interest expense                         (7,858)           (6,735)               (23,163)             (19,215)
                                      -------------------------------------------------------------------------------------------
Total other expense                           (7,477)            4,344                (20,951)              (5,407)


Income(loss) before income taxes              20,514             4,552                 16,706               32,062

Provision for income taxes                       421                12                  2,224                6,682
                                      -------------------------------------------------------------------------------------------
Income(loss) before extraordinary
  item                                        20,093             4,540                 14,482               25,380

Extraordinary item - net (loss)gain from
  early extinguishment of debt                     -           (22,599)                   680              (22,599)
                                      -------------------------------------------------------------------------------------------
Net income(loss)                           $  20,093         $ (18,059)             $  15,162            $   2,781
                                      ===========================================================================================

See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.
                        Unaudited Consolidated Statement
                             of Stockholders' Equity

                                 (In thousands)


                                                                                   Accumulated
                                                     Additional                       Other
                                         Common       Paid-In        Retained      Comprehensive    Stockholders'
                                          Stock       Capital         Deficit          Loss            Loans           Total
                                       --------------------------------------------------------------------------------------
Balance, December 31, 2000             $   180       $ 180,031      $(137,074)      $      -       $    (1,236)     $  41,901


Issuance of common stock                     1             697              -              -                 -            698

Payment of stockholders' loans               -               -              -              -             1,236          1,236

Cash dividends ($16 per share)               -        (180,728)      (108,975)             -                 -       (289,703)

Net foreign currency translation
    adjustment                               -               -              -         (2,108)                -         (2,108)


Cumulative effect of change in
     accounting principle-foreign
     currency hedges                         -               -              -           (951)                -           (951)

Change in fair value of foreign
     currency hedges                         -               -              -         (1,276)                -         (1,276)

Net income for the nine months
     ended September 30, 2001                -               -          2,781              -                 -          2,781
                                                                                                                     --------
Total comprehensive loss                                                                                               (1,554)

                                       --------------------------------------------------------------------------------------
Balance, September 30, 2001            $   181       $       -      $(243,268)      $ (4,335)      $         -      $(247,422)
                                       ======================================================================================

See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                         Nine months                Nine months
                                                                            ended                      ended
                                                                     September 30, 2000         September 30, 2001
                                                                     ---------------------------------------------

Operating activities
Net income(loss)                                                       $     15,162               $      2,781
Adjustments to reconcile net income(loss) to cash
   provided by operating activities:
   Depreciation                                                              18,073                     15,797
   Amortization                                                              52,374                     36,947
   Amortization of financing costs                                            2,394                      3,183
   Net (gain) loss from early extinguishment of debt                           (680)                    22,599
Changes in assets and liabilities:
   Trade receivables                                                        (33,231)                    (9,724)
   Inventories                                                               27,486                    (88,945)
   Other assets                                                               4,892                      3,695
   Prepaid pension and postretirement benefit cost                           (5,299)                    (3,584)
   Accounts payable, trade and other                                        (19,534)                       895
   Advanced payments                                                        (20,525)                    53,575
   Accrued and other liabilities                                              5,655                    (13,981)
   Accrued pension and postretirement benefit cost                             (305)                    (6,576)
                                                                       ----------------------------------------
Cash provided by operating activities                                        46,462                     16,662
                                                                       ----------------------------------------

Investing activities
   Capital spending                                                         (11,717)                   (13,318)
   Disposal of property, plant and equipment                                    385                        289
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                           (1,634)                         -
   Purchase of Bofors Weapon Systems, net of $35.2 million
     cash acquired                                                           14,007                          -
                                                                       ----------------------------------------
Cash provided by (used in) investing activities                               1,041                    (13,029)
                                                                       ----------------------------------------

Financing activities
   Payments on long-term debt                                               (73,299)                  (269,577)
   Proceeds from senior secured facility                                          -                    600,000
   Payment of premium on extinguishment of subordinated debt                      -                    (18,074)
   Payment of stockholders' loans                                                 -                      1,236
   Dividend payments                                                              -                   (289,703)
   Payments for financing cost                                                    -                    (19,222)
   Proceeds from sale of common stock                                            95                        698
   Repurchase of common stock                                                  (205)                         -
                                                                       ----------------------------------------
Cash (used in) provided by financing activities                             (73,409)                     5,358
                                                                       ----------------------------------------
Effect of exchange rate changes on cash                                           -                     (2,108)
                                                                       ----------------------------------------

(Decrease) increase in cash and cash equivalents                            (25,906)                     6,883
Cash and cash equivalents, beginning of period                               94,325                    113,357
                                                                       ----------------------------------------
Cash and cash equivalents, end of period                               $     68,419               $    120,240
                                                                       ========================================


See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2001

1.   Basis of Presentation

         The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2000 and 2001. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

2.   Reclassifications and Restatement

         The Company's previously reported financial statements for 1998 through 2001 have been restated to account for the Company's investment in a Turkish joint venture under the equity method.

         The impact on operating results was as follows:

                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,           September 30,
                                                                 -------------------     -------------------
                                                                    2000       2001        2000        2001
                                                                 --------     ------     --------     ------
(Decrease) increase
Earnings related to investments in foreign affiliates........    $(1,523)     $9,147     $(3,136)     $2,770
Net (loss) income............................................     (1,015)      9,204     (2,100)      4,446

         This change also resulted in certain reclassifications on the balance sheet and income statement. The Company had previously separately reported intangible assets related to the investment and an accrual related to a potential offset obligation, which are now included in the investment account within other assets on the balance sheet. On the income statement, certain amortization costs included in selling, general and administrative expenses related to the investment were reclassified to earnings related to investments in foreign affiliates.



3.   Recapitalization

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

4.  Changes in Accounting Principle

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

         The Company's subsidiary Bofors had forward exchange contracts with a notional contract value of $14.4 million at December 31, 2000. These contracts which were designated as cash flow hedges were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, and the subsequent change in market value of $1.3 million for the nine months ended September 30, 2001 were charged to accumulated other comprehensive loss within stockholders' equity.

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

5.  Investments in Affiliated Companies

         The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $(0.5) million and $9.2 million for the nine months ended September 30, 2000 and 2001. The following table summarizes financial information for these joint ventures (in thousands):

                                       Three months ended      Nine months ended
                                          September 30,          September 30,
                                       ------------------      -----------------
                                         2000      2001          2000     2001
                                       --------  --------      -------- --------
Sales...............................   $23,762   $ 5,080       $67,263  $54,365
Cost of sales.......................    19,008     3,935        53,037   34,512
Net income..........................    (1,100)   18,052          (902)  18,028

6.  Turkey Joint Venture Offset Obligation

         The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 (this commitment is commonly referred to as an "offset" obligation) or pay a penalty of 9% of the shortfall in required export sales which penalty could be as high as $40 million. At December 31, 2000, the Company's equity accounting for the joint venture assumed the joint venture would be obligated for approximately $30 million of the total penalty exposure.

         Export sales by the joint venture from a recently signed contract with the government of Malaysia are expected to satisfy a significant portion of this exposure. Consequently, the Company's equity in earnings was increased by approximately $8.6 million during the three and nine months ended September 30, 2001 as a result of a reduction in the joint venture's expected offset obligation. The reduction in the estimate of offset obligation resulted from significant progress during 2001 on execution of the contract with Malaysia and the receipt in September 2001 of written acknowledgement by the Turkish government that sales made under that contract will qualify for satisfaction of the offset obligation. At September 30, 2001, the Company's equity accounting for the joint venture assumed the joint venture would be obligated for approximately $3 million of the total penalty exposure of which the Company's 51% share would be approximately $2 million.

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

         The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

         The only material change to the Company's major programs from those described in the Company's Form 10-K/A report, other than normal additional funding as new contracts are negotiated and awarded, was the signing of a multi-year contract to upgrade Bradley Fighting Vehicles for approximately $700 million over a three-year period.

         For a more detailed description of the Company's business and principal operating programs, see the Form 10-K/A report for the year ended December 31, 2000.

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

         Selling, general and administrative expenses. Selling , general and administrative expenses were $52.6 million for the three months ended September 30, 2001 which was an increase of $10.8 million over the comparable period in 2000. Spending was higher due to having Bofors Defence for the full period, and due to the payment of performance bonuses, consulting and management fees totaling $18.6 million related to the recapitalization of the Company in August 2001. The increase was partially offset by reduced amortization of intangible assets related to acquisitions and lower bid and proposal costs.

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

         Earnings from Foreign Affiliates. Earnings from foreign affiliates for the three months ended September 30, 2001 were $9.2 million, a $9.8 million increase from the prior year period. This increase was primarily due to increased earnings from our joint venture in Turkey as a result of a positive impact of $8.6 million from a reduction in the estimate of our joint venture's offset reserve.

         Interest expense. Net interest expense was $4.9 million for the three months ended September 30, 2001 or $2.1 million lower than the comparable period in the prior year. The lower expense was the result of favorable interest rates and higher cash balances available to generate income.

         Extraordinary item. During the three months ended September 30, 2001, the Company had a charge of $22.6 million for the early liquidation of senior subordinated notes in August 2001. The extraordinary item consisted of an $18.1 million tender premium paid to the debt holders and a write-off of $4.5 million unamortized financing costs.

         Net income(loss). As a result of the foregoing, we had a net loss of $18.1 million in the three month period ended September 30, 2001 compared with net income of $20.1 million in the comparable period of 2000.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

         Revenue. Our revenue for the nine months ended September 30, 2001 was $913.9 million, an increase of $46.4 million, or 5.4% from the comparable 2000 period. Revenue for 2001 increased primarily as a result of the inclusion of $68.7 million from Bofors Defence, which we acquired in September 2000, higher billings of $38.3 million for the Crusader, increases in revenue for Advanced Gun System development program and the Hercules tank recovery vehicle upgrade program and increased shipments of vehicles and kits to foreign customers, such as assault amphibious vehicles to Korea, self-propelled howitzers to Egypt and armored personnel carriers to Canada. These increases were partially offset by decreases in sales of upgrades of the Bradley family of vehicles, principally as a result of the change in the timing of revenue recognition which relies upon customer acceptance, and a reduction in shipments of co-production kits to Egypt, amphibious assault vehicle kits to Spain, multiple launch rocket system vehicles to Greece and kit sales to the U.S. Government. Under the recent Bradley contract, customer acceptance is deferred until units are fielded by the U.S. Army.

         Gross Profit. As a result of our increased sales, gross profit increased $5.4 million, or 3.0%, to $185.0 million for the nine months ended September 30, 2001. Our gross profit margin of 20.2% for the nine months ended September 30, 2001 is slightly less than our 20.7% gross profit margin for the comparable 2000 period, primarily as a result of the effects of LIFO accounting.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $1.5 million, or 1.1% to $131.1 million for the nine months ended September 30, 2001. The increase is attributable to $11.8 million in expenses related to the inclusion of Bofors Defence for the entire period, and $18.6 million in expenses incurred in connection with our August 2001 recapitalization, including performance bonuses of $11.1 million paid to management and outside directors and consulting and management fees of $7.5 million, which includes $2.3 million paid to The Carlyle Group. These increases were partially offset by reduced amortization of goodwill and other intangibles of $15.1 million, and bid and proposal costs which were $10.8 million lower in this period compared to the prior year period when we incurred significant costs in connection with our unsuccessful bid for the Interim Armored Vehicle program.

         Research and Development. Research and development costs were $16.4 million for the nine months ended September 30, 2001, a $4.1 million, or 33.6%, increase from the prior year period. This increase resulted from the inclusion of $1.8 million of expenses for Bofors Defence for the entire 2001 period and increased spending associated with missile launch systems, the Advanced Gun System, work for the DD 21 destroyer program and on other technologies that we believe will enhance our ability to compete for future programs.

         Earnings from Foreign Affiliates. Earnings from foreign affiliates for the nine months ended September 30, 2001 were $9.2 million, a $9.6 million increase from the prior year period. This increase was primarily due to $4.0 million of income representing our share of income recognized by our joint venture in Saudi Arabia due to a change in estimated contract costs and fees recorded by that joint venture and $5.2 million of increased earnings from our joint venture in Turkey. This $5.2 million increase was due to a positive impact of $8.6 million from a reduction in the estimate of our joint venture's offset reserves, partially reduced by our share of the increase in our joint venture's operating loss. See further discussion of our Turkish joint venture's offset obligations in the notes to the consolidated financial statements.

         Net Interest Expense. Net interest expense for the nine months ended September 30, 2001 was $14.6 million, a $5.9 million decline from the prior year period. This decrease was the result of lower debt levels during the first seven months of 2001, declines in interest rates and higher interest income on higher average cash balances in 2001.

         Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2001 increased $4.5 million over the prior year period, primarily as a result of increased taxes for the state of Pennsylvania and to reflect a provision for Bofors Defense, partially offset by the reduction in foreign sales corporation taxes due to the application of the new "FSC Repeal and Extraterritorial Income Exclusion Act of 2000" to foreign sales.

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

         Net Income. As a result of the foregoing, we had net earnings of $2.8 million, after an extraordinary loss of $22.6 million for the early retirement of debt, for the nine months ended September 30, 2001, a $12.4 million decline from the prior year period.

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


Dated:  December 12, 2001