Form 10-K405
period 2001-12-31
UNITED DEFENSE INDUSTRIES INC
filed 2002-03-22
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31, 2001	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 Wilson Boulevard, Suite 700,

Arlington, Virginia, 22209-2411
(703)312-6100
(Address and telephone number of principal executive offices of
Registrant and each Co-Registrant)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☑

      As of March 15, 2002, the aggregate market value of the common stock held by non affiliates of the registrant was $644,184,720 based on the closing price of $25.95 per share on the New York Stock Exchange on such date.

      Common Stock, $.01 par value 51,038,534 Shares Outstanding as of March 15, 2002

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2002, is incorporated by reference in Part III of this Report.

Special Note Regarding Forward-Looking Statements

      This report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the “Company”) to design and implement key technological improvements and to execute its internal performance plans; changing priorities or reductions in the U.S. government defense budget; the Company’s ability to win and retain government contracts; changes in defense procurement models; the impact on the Company’s operating results of the timing of manufacturing and delivery of products under U.S. Government contracts; termination of government contracts due to unilateral government action; The Company’s ability to make and successfully integrate acquisitions; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; the performance of, and political and other risks associated with, the Company’s international operations and joint ventures; and the effect on our financial and operating activity of the Company’s significant level of debt. For additional information, see “Risk Factors” in the Company’s Registration Statement on Form S-1, SEC File Number 333-71986.

PART 1

ITEM 1.     Description of Business

Overview

      The Company is a global leader in the design, development and production of combat vehicles, artillery, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense (“DoD”) and more than 40 foreign militaries. The Company’s primary military programs include upgrades of the Bradley Fighting Vehicle (“BFV”) and its derivatives, and development for the Crusader Field Artillery System (“Crusader”). These two key programs comprise approximately 40% of the Company’s annual revenues. The BFV is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The Company has maintained its prime contractor position on the Bradley program since production began in 1981, and has added a number of technology-based upgrades and derivative vehicles that continue to extend the program’s life cycle. Building on over twenty years of experience on the M109 self-propelled howitzer and upgrades, the Company is also the prime contractor for the development of the Crusader. The U.S. Army has identified the Crusader as its planned multi-billion dollar next-generation field artillery system. In addition to managing the fighting vehicle and howitzer programs, the Company serves as the prime contractor for a number of mission-critical military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy’s Mk45 naval gun system since 1968.

Products and Programs

      The Company’s portfolio consists of a balanced mix of current production, upgrade and life-cycle support, and development programs. Revenue generated from each of our major programs and details of selected programs are discussed below.

	Year Ended December 31,

	1999	2000	2001

Bradley Family of Vehicles	223.6	284.8	275.7
Naval Ordnance(a)	112.8	175.5	230.7
Vertical Launch System	119.0	98.8	85.4
Crusader	252.3	184.5	262.0
Combat, Engineering & Recovery Vehicles(b)	175.8	144.5	102.0
M109 Howitzer System	128.4	42.1	30.1
Assault Amphibious Vehicles	90.3	57.0	55.3
Other	111.3	196.7	277.3

Total	$1,213.5	$1,183.9	$1,318.5

(a)	Includes Mk 45, Advanced Gun Systems (“AGS”), and other naval services and equipment.

(b)	Includes vehicles such as the M88 recovery vehicle, Grizzly breaching system, M9 ACE and other engineering related equipment.

      The Bradley Fighting Vehicle. The Company has been the sole-source, prime contractor of the BFV to the U.S. Army since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles and a stabilized turret, and is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The BFV is outfitted with armor and day/night sights, and can transport up to nine soldiers across rough terrain. The vehicle’s combination of lethality, survivability, and mobility has established it as a critical component of the U.S. government’s full-spectrum warfare strategy. A total of 6,742 BFVs have been built, of which 400 were for the Saudi Arabian Army.

      Although new BFVs are no longer being built, the Company derives significant revenue from upgrading the Army’s existing fleet of BFVs. The Company initiated delivery of the latest upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production contract awarded in July of 1997. The BFV A3 provides enhancements such as situation awareness capability and improved lethality, survivability and sustainability and is a key component to the U.S. Army’s program to digitize the battlefield. The U.S. Army is currently planning to upgrade 1,037 older version BFVs to the A3 configuration, with annual funding allocations over the eleven-year period between FY1997-2007. The Company has been awarded four single year contracts (FY1997-2000) for a total of 203 vehicles, and in May 2001 the Company received a multi-year contract (FY01-03) for an additional 389 vehicles. Of these 592 vehicles, 45 were sold in 2001 and 114 in prior years.

      BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles developed by the Company. One such derivative, the Multiple Launch Rocket System (“MLRS”) carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Missiles and Fire Control. The Company was awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire from the artillery. The Company provided 22 kits to convert BFVs under a workshare arrangement with Red River Army depot to produce Fire Support Vehicles. Another such vehicle is the Command and Control Vehicle (“C2V”). The C2V is a self-contained vehicle that keeps pace with armored maneuver forces while providing the crew with a protected environment. The Company was awarded the three year production contract for C2V conversions in December 1998 with scheduled deliveries to be completed in May 2001. However, the Army removed additional production funding for the C2V in FY01 and cancelled the FY00 award. Finally, the Army’s Linebacker air defense vehicle integrates the BFV with Stinger missiles and adds improvements to turret fire control, target acquisition subsystems and survivability. The Company received a new contract for Linebacker conversions in July 1998 and completed delivery in 1999.

      In addition to the development and manufacture of BFV derivatives, the Company provides BFV upgrade kits and field services. Kits allow for the upgrade of BFVs to incorporate advances in technology. The Company also deploys experts to provide on-site training and advice to customers, complete maintenance and repairs, and assess the necessity of replacement parts. The Company is also under contract with the U.S. Army’s Simulation, Training and Instrumentation Command for the development and demonstration of a multi-purpose simulator/trainer for the BFV family of vehicles. An award for the production and installation of 13 Bradley Advanced Training Systems (“BATS”) was received in July 1999 and deliveries will be completed by the second quarter of 2002. A second year production for a follow on quantity of 11 BATS is in process with an award projected by March 2002.

      Mk45 Naval Gun System (“Mk45”). The Company is the sole source producer of the Navy’s 5-inch Mk45 gun system for the Navy’s newest class of destroyers, the Arleigh Burke DDG 51 class (“DDG51”). The company is under contract for FY00 and FY01 requirements. The U.S. Navy currently plans to continue building DDG51 class ships through FY07. The Company is also the prime contractor for the Naval Surface Fire Support (“NSFS”) program. This NSFS program includes upgrading the Mk45 gun system with the capability to fire Extended Range Guided Munitions. Due to the NSFS program, the Company anticipates a sole-source contract to upgrade Mk45 guns on the Navy’s Ticonderoga class ships from Mod2 to Mod4 configuration, which extends the Mk45’s range and improves surface fire support capability. The company has already been contracted to upgrade the first eight MK45 guns to the Mod4 configuration for the cruisers. Furthermore, the U.S. government supports foreign allied navies having compatible armaments, and has recently increased its assistance to the Company’s efforts to place Mk45s on foreign ships. Management believes the improvements included in the Mod4 configuration, which provide significantly greater range will make the Mk45 more competitive internationally. In December 1999, the Company made its first international sale of Mk45 Mod4 to Korea.

      Overhaul, Repair, Maintenance and Other. The Company also provides aftermarket service for the Mk45 and smaller caliber gun mounts, guided missile launching systems, vertical launching systems, surface vessel torpedo tubes, gun fire control systems, target and decoy launchers and other naval Combat Systems equipment. Work is performed for the U.S. Navy and various international allied forces. These services include engineering, repair, upgrade, maintenance, logistic support, replacement parts and onboard technical assistance. A significant amount of the service work is performed at the Company’s Louisville operation which is located at the facilities of the former U.S. Navy operated Naval Ordnance Station. Service work is also done in San Diego, CA; Norfolk, VA; and Mayport, FL.

      Advanced Gun System (“AGS”). The U.S. Navy is currently developing its next-generation destroyer, the DD-X, with land attack as its primary mission. The Company is the sole-source developer of AGS, the primary gun weapon system on DD-X. The Company is on both industry teams, which are competing to develop and produce the DD-X. Each of the destroyers is expected to have two AGS on board, providing the equivalent firepower of two battalions of Army M198 howitzers, at ranges of up to 100 nautical miles. Funded gun development was initiated in 1999, with completion of development scheduled for 2006. The Company is currently in system development and demonstration for the AGS. The prototype ship is scheduled to begin construction in FY05. In addition to designing the gun and associated magazine, the Company has been selected at the source selection authority for projectile development.

      Submarine Propulsor. The Company is the sole-source prime contractor of U.S. submarine propulsors, a position gained through high-precision machinery, advances manufacturing facilities and extensive experience with a variety of materials. Propulsors enable a submarine to travel at required speeds while maintaining minimal noise levels. The company is currently under contract to produce five propulsors for Virginia Class submarines for delivery through 2004. The first unit was delivered in November 2001 one month ahead of schedule.

      Mk41 Vertical Launching System. The VLS is the U.S. Navy’s primary missile launcher on surface combatants, firing the anti-air Standard Missile, strike mission-related Tomahawk cruise missile, vertical launch anti-submarine rocket (“VLASROC”), and ship self-defense Sea Sparrow missile. The Company manufactures all the major structural assemblies and electrical cables for the VLS launcher under subcontract to Lockheed Martin Corporation, the prime contractor of the VLS launcher. The Company is the designated mechanical design agent for the VLS launcher and is the design agent for all VLS canisters. The Company is the sole-source, prime contractor of VLS canisters to the US Navy and foreign navies. Each new missile introduced requires a new canister development program. United Defense designs and tests the new canister and then, as the sole source manufacturer, produces and delivers the canisters to the U. S. Navy. The U.S. Navy installs the VLS, like the Mk45, on all DDG51s, each of which contains twelve 8-cell VLS modules. The DDG51 program is planned to continue production through 2007. In 1998, the Company entered into a multi-year launcher production contract with Lockheed Martin Corporation, which completes production deliveries in 2003. The Company is currently negotiating three additional option years that will provide launcher production and ancillary work through 2006. In 1999, the Company entered into a five-year contract with the U.S. Navy for VLS canisters. In 2001, the Company extended until December 31, 2011 its current VLS teaming agreement with Lockheed Martin which covers both U.S. and foreign sales of the VLS.

      The U.S. Navy is currently developing its next-generation destroyer, the DD-X. The DD-X program plan calls for inclusion of multi-mission vertical launchers in the ship design, and demonstration of an Advanced VLS. The Company is supporting the Advanced VLS development on both industry teams, which are competing to develop and produce the DD-X. The Advanced VLS will likely be compatible with the existing MK 41 VLS canister inventory, for which the Company is the design agent and sole source supplier. The DD-X program is planned to enter production in 2005.

      Crusader Advanced Artillery System. The Crusader is an integrated and automated two-vehicle artillery system consisting of a 155-mm, self-propelled howitzer and resupply vehicle. The resupply vehicle has two variations, one tracked and one wheeled. The Company is the sole-source, prime contractor and systems integrator responsible for the design and development of the Crusader, including delivery of a prototype system, under a $1.7 billion Program Definition Risk Reduction contract, which is scheduled to be completed in 2003. The follow on development phase, known as Systems Development and Demonstration (“SD&D”), is scheduled to begin in 2003, with delivery of the first SD&D prototype in 2004. Low Rate Initial Production is scheduled to begin in Elgin, Oklahoma in 2006, reflecting the Army’s latest funding schedule. The Army plan calls for fielding 480 Crusader systems.

      The Crusader is designed to achieve the U.S. Army’s stated objectives for the next-generation howitzer. These specifications include: (i) increased mobility, (ii) increased lethality, (iii) improved survivability, (iv) better sustainability, and (v) increased strategic deployability. The Crusader is being designed to be the first howitzer capable of keeping pace with the mechanized maneuver force, and will be a key part of the Army’s counterattack corps. The Crusader is also being designed to provide substantially greater responsiveness and high rates of fire through long-range and accurate firings enabled by the vehicle’s advanced autoloading technology and actively-cooled cannon, thereby giving it a multiple round simultaneous impact capability. This firing capability is being designed to allow commanders to extend and dominate the battle space and set a higher tempo for land operations. The Crusader is being developed with an embedded digitized command, control, communications and intelligence system for enhanced situational awareness, and for new capabilities for battlefield movement and resupply.

      M88 Armored Recovery Vehicle (“M88”). The Company has been the sole-source, prime contractor of the M88 to the U.S. Army since 1960. The M88 currently has an installed base of more than 3,325 vehicles in 19 countries throughout the world. The M88 performs towing, lifting and winching tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the U.S. Army, in 1986 the Company began the development effort for the M88A2 (“HERCULES”) upgrade. M88A2 HERCULES uses a hull designed for the recovery mission and is thoroughly proven by U.S. Army testing. Key upgrades include improved power-assisted braking, improved steering, improved electrical system and increased engine horsepower. M88A2 HERCULES features overlay armor protection, ballistic skirts, a longer 35-ton boom, a 70-ton constant pull main winch with 280 feet of cable and an auxiliary 3-ton winch to aid main winch cable deployment. These capabilities enable a single system with three crewmembers to carry a tank turret or upright and tow an M1A1/ A2 tank; these tasks would otherwise require eight soldiers and two recovery vehicles. The M88A2 HERCULES is a low acquisition, operation and maintenance cost recovery system for 70-ton vehicles. In addition to the development and manufacturing of vehicles, the Company also provides M88 upgrade kits, spare parts, field services, conduct maintenance and repairs, and provide expert on-site and off-site training to customers. The U.S. Army has been awarding annual contracts for M88 upgrades since 1994 and the U.S. Marine Corps (“USMC”) contract started in 2000. The Company is currently under contract to deliver 51 vehicles through April 2003 and is in negotiations for the FY02 award of 27 additional vehicles to the U.S. Army and USMC. The company also has an ongoing co-production contract with Egypt for 63 M88A2 HERCULES and is in negotiations for an award of 3 additional vehicles to Egypt. This vehicle has also been fielded in both Thailand and Kuwait. The M88A2 HERCULES is the recovery system of choice for today’s 70-ton combat vehicles, and management believes that the Company’s years of experience in developing and manufacturing give it an edge in pursuing additional domestic and international opportunities.

      In-Stride Breacher (“Grizzly”). The Grizzly is a 70-ton vehicle currently under development designed to clear mines and other complex obstacles. Mounted on a modified M1 chassis, the Grizzly features a mine-clearing blade controlled by complex software that provides automatic depth control. It is also equipped with a power-driven arm for digging, grappling and lifting, as well as seven external cameras for vision and remote operation, with full electronic integration. Currently nearing completion of the EMD phase, the program’s low rate initial production funds were cancelled by the Office of the Secretary of Defense (“OSD”) in December 1999. This action was taken by OSD solely due to not having sufficient funds to support the Army’s Medium Force Brigade initiative. The three Heavy Armor Divisions that remain still require the in-stride, complex obstacle breaching capabilities that the Company believes can only be accomplished by Grizzly. As a result of this requirement, the development program was extended through February 2002.

      M9 Armored Combat Earthmover (“M9 ACE”). The M9 ACE is an 18-ton, fully tracked, aluminum armored vehicle, used on the battlefield to bulldoze, rough grade, excavate, haul and scrape. With a crew of one, the multi-purpose M9 ACE can attain road speeds of up to 35 miles per hour, and unlike a standard bulldozer, requires no transport vehicle. It is also small and light enough to be transported in C-130 aircraft. The M9 ACE can serve as the prime mover of vehicles weighing up to 39,000 pounds and can clear debris left in the wake of battles or civil disasters. The Company completed production of 52 vehicles in November 1999. Those vehicles have been fielded to Engineer Units at Ft. Hood, Texas and Ft. Stewart, GA.

      M109 Self-Propelled Howitzer (“M109”). The M109 has been the most widely used field artillery vehicle for the U.S. military and certain foreign governments since it was first produced by the Company in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest generation of the M109, the M109A6 Paladin, is the most advanced M109 upgrade fielded to date. The Company completed deliveries of 7 Paladins in 2001 and received a follow-on order for 18 additional units in January 2002. The Company has various non-production activities on Paladin, specifically engineering and training contracts. The Company also designs and produces unique configurations of the M109 and offers M109 upgrade kits, servicing and training to various foreign governments.

      M992 Field Artillery Ammunition Supply Vehicle (“FAASV”). The single mission of the FAASV, the battlefield partner of the M109, is to safely transport personnel, ammunition, and supplies to howitzer artillery vehicles on the battlefield during both firing and non-firing conditions. By utilizing synchronized and semi-automated resupply strategies and mechanisms to carry the M109 ammunition, the FAASV enables the howitzer to remain in the field longer and thereby increase its lethality. The heavily armored chassis provides ballistic protection to its munitions supply crew and accommodates all standard 155mm rounds. In 1999, the Company completed a production contract for 96 new vehicles and 36 converted vehicles. The Company was awarded an option to deliver 6 additional converted FAASVs in 2000, and production for those vehicles was completed in 2000.

      Assault Amphibious Vehicle (“AAV”). The AAV has been the U.S. Marine Corps’ amphibious assault vehicle for over two decades with more than 1,500 vehicles delivered. In July 1998, the Company was awarded a $158 million four year contract by USMC to rebuild the existing fleet of AAVs in a partnering arrangement with the Albany, Georgia and Barstow, California Marine Corps Logistic Bases. The Company currently produces different kit configurations of the AAV for foreign customers such as Korea, Spain and Italy, and then assists these countries in assembling the kits locally.

      M113 Armored Personnel Carrier (“M113”). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. The Company has produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, historically produced in Europe and currently produced by the Company’s Turkish affiliate, FNSS. The U.S. Army, which received its last delivery of new M113s from the Company in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work currently occurs in the Company’s Anniston, Alabama facility and continues to be a source of revenue for the Company. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot. Currently, the Army’s new budget discontinues funding for additional M113 upgrades after 2002.

      In addition, the Company is supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and to produce the new improved Mobile Tactical Vehicle Light (“MTVL”). The MTVL variant, which is a patented UDLP M113 derivative, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3.

      Bofors Defence (“Bofors”) Programs. United Defense Industries acquired Bofors Weapon Systems, a Swedish Company, in September 2000 from Celsius AB. Subsequent to the acquisition the name was changed to Bofors Defence. The purpose of this acquisition is to provide a base for the expansion of United Defense’s business within the European Union. Bofors is active in four major business areas: Field Artillery Systems, Air Defence and Naval Gun Systems, Combat Vehicle Systems and Product Support. Bofors’ key competencies are in the area of Precision Strike and Intelligent Systems. During 2000 Bofors received key contracts to commence the manufacture of intelligent munitions (the BONUS program) for the Swedish Government and to adapt a battalion of CV9040 vehicles for peacekeeping duties. Bofors entered 2001 with a backlog of approximately $240 million. During 2001, key orders were received for additional 57mm Naval Guns for Mexico and additional BONUS Munitions components for France. The Company announced an agreement on February 15, 2002 under which Bofors will acquire Cell ITS, a subsidiary of the Swedish company, Cell Networks AB. Cell ITS is a provider of simulation products for combat systems and other defense applications.

Joint Ventures

      The Company has two joint ventures, one located in Turkey and the other in Saudi Arabia. These joint ventures are accounted for on an equity basis, as the company does not control them.

      FNSS-Turkey. The FMC-Nurol Savunma Sistemleri A.S. (“FNSS”) joint venture was formed in 1987 to pursue armored combat vehicle sales to the Turkish Army. The Company owns 51% of FNSS. The initial contract, which became effective in 1989, was for 1,698 vehicles consisting of four types of armored vehicles: personnel carrier, fighting vehicle, TOW missile vehicle and mortar vehicle, all using a common chassis. The initial production contract for 1,698 vehicles has been completed, and follow-on contracts for 551 and 114 additional personnel carrier vehicles were respectively signed in 2000 and 2001. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries starting mid 1999 and ending in early 2001. In August 2000, FNSS signed a second major export order to supply 211 vehicles in eleven configurations to the government of Malaysia. This contract will also include co-production through a sublicensee company in Malaysia. The orders for the Turkish government and the Malaysian government provide backlog into 2005.

      FNSS is pursuing new business opportunities with the Turkish government for amphibious vehicles, self-propelled howitzers and tank modernization. FNSS is also pursuing additional orders with the UAE and Malaysia, as well as other export opportunities within its licensed territory, which includes much of the Middle East and Southeast Asia.

      United Defense Systems-Arabia (“UDS”). The Company owns 51% of United Defense Systems, in partnership with Al-Hejailan Projects Engineering Company, Ltd. The joint venture has U.S. Foreign Military Sales contracts to support the Royal Saudi Land Forces Infantry Corps. One set of contracts, worth approximately $300 million, was for logistics and training support for Bradley Fighting Vehicle units. Such work was discontinued in early 2002 and UDS does not anticipate any future sales for Bradley logistics and training support. In early 1997, UDS was awarded a second contract to commence the modernization of 523 of Saudi Arabia’s M113s from a fleet of approximately 1,700 vehicles, to an A3 configuration. Because of overall budgeting constraints affecting the Saudi Arabian government, the funding for the M113 program has been stretched out, with the result that UDS operated the program at a substantially reduced level during 1999 through 2001. Current funding will support work in Saudi Arabia through April of 2002. As a result of the uncertainty of future funding and the prospect that future work might only be available on less attractive contractual terms, the Company is evaluating its options regarding its ownership of UDS including potentially selling its interests.

Research and Development and Engineering Capabilities

      Among the DoD procurement requirements is the research and development of new technologies for application to weapon systems and upgrades. The Company’s ability to compete for defense contracts depends to a large extent on the success and innovation of its research and development programs.

      The Company’s engineering capability has been a critical component of its success. Extensive experience in simulation, systems integration, armor, mobility, survivability and armaments, as well as its software development, engineering and electronics capabilities, have allowed the Company to stay at the forefront of the development, manufacture and upgrade of its products.

      The Company expended $12.8 million, $15.8 million and $23.7 million on research and development in 1999, 2000 and 2001, respectively, a substantial portion of which was included in overhead allocable to both U.S. government and foreign government contracts.

Government Contracts; Regulatory Matters

      Management expects that, for the foreseeable future, approximately 80% -85% of the Company’s sales will continue to result from contracts with the U.S. government, either directly, through prime contractors, or pursuant to the U.S. government’s Foreign Military Sales (“FMS”) program. The Company’s U.S. government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort). Generally, the Company’s engineering and development programs are performed under cost-plus contracts, while the production contracts are awarded on a fixed-price basis. Cost-plus and fixed-price contracts accounted for approximately 33% and 67% respectively of the Company’s business in 2001.

      The Company’s U.S. government business is subject to unique procurement and administrative rules based on both laws and regulations. These laws and rules include compliance with socio-economic requirements, the distribution of costs to contracts and the non-reimbursement of certain costs such as lobbying expenses. The Company’s contract administration and cost accounting policies and practices are subject to oversight by government inspectors, technical specialists and auditors.

      Certain of the Company’s sales occur pursuant to the FMS program, in which the U.S. Government (i) enters into an agreement to provide military equipment and/or services to a foreign government, and then (ii) enters into a conventional procurement contract with a U.S. contractor to supply such goods and/or services. Thus the Company’s FMS contracts are subject to the same regulatory oversight and legal risks described for ordinary U.S. government procurement contracts below.

      Certain of the Company’s sales are Direct Commercial Sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which the Company’s foreign joint ventures can sell our products to foreign governments or private parties.

      U.S. government contracts are, by their terms, subject to termination by the U.S. government either for its convenience or for default by the contractor. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

      As is common in the industry, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. Any of these factors could materially adversely affect the Company’s business with the U.S. government in the future.

Competition

      In the market it serves the Company faces a variety of major domestic and foreign competitors including Alvis, The Boeing Company, General Dynamics Corporation, General Motors Corporation, GIAT, Kraus Maffei Wegmann, Lockheed Martin Corporation, Oto Breda, Raytheon Company, Steyr and Textron.

      Management believes that the Company will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of its products and services. As the electronic and software content of the Company’s products increases, the Company may encounter future competition from electronics and aerospace companies whose activities historically have been largely unrelated to the Company’s products and programs. The Company’s ability to compete for defense contracts depends to a large extent on the success and innovation of its research and development programs, its capability as a systems integrator, its willingness to partner with military industrial facilities owned by DoD, known as depots, its ability to offer best value to its government customers, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes.

      In some instances, programs are sole-sourced by the U.S. government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where the Company is the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. government should choose to reopen the particular program to competition. The Company’s customers, particularly the industrial facilities operated by DoD, often compete with the Company for aftermarket business, such as upgrade work and various overhaul and servicing work performed by the Company.

Army Transformation

      The U.S. Army has undertaken extensive efforts to transform its combat force toward a lighter, more rapidly deployable force. As a primary element of the transformation involves the shift to substantially lighter combat vehicles, the transformation initiative poses business and technological challenge for the Company. To date, the two new transformation initiatives undertaken by the Army are the Interim Armored Vehicles program and the Future Combat System program. Additionally, the Army has stated that the Crusader program, in which the Company has played a key role since its inception, will also provide an important element of the Army’s transformation.

      Interim Armored Vehicles (“IAV”). Beginning in early 2000, the Army announced its intention to procure, on an urgent basis, several brigades of light, under 20 tons, vehicles using primarily existing technology. The IAV competition arose in the context of an increased use of wheeled combat vehicles by a number of European and other foreign armies. Historically, the Company had produced vehicles which operated on tracks rather than wheels, reflecting both our customers’ preferences and our belief in the superior off-road, cross-country and obstacle crossing performance of tracked vehicles. The Company proposed tracked vehicles in the IAV competition, but in November 2000 the Army announced that it had selected a competitor’s wheeled design for the IAV. (In December 2000 the Company protested, to the General Accounting Office (“GAO”), the Army’s IAV contract award to a wheeled vehicle competitor, on the ground of substantial irregularities in the Army’s conduct of the IAV procurement. The GAO, in an April 2001 decision, rejected the Company’s protest. The Army indicates that the IAV program is expected to run until at least 2008 and cost in excess $6 billion in development and production costs.

      The Company believes that, both because of the absolute scale of the IAV program and its continued cost growth, one principal effect of the program’s continuation will be to divert funds which would otherwise most likely have been used to fund the Company’s programs. For example, the Company believes that the M113 upgrade, C2V, and Grizzly programs have all been pared back or curtailed in order to free up funding, at least in part, for the IAV program. Additionally, the Army’s selection of a wheeled vehicle for the IAV may encourage the funding of future wheeled vehicle programs in the U.S. and elsewhere, and the Company does not currently offer a wheeled combat vehicle.

      Future Combat Systems (“FCS”). While the Army envisions the IAV as an interim solution to its transformation needs, it has announced the FCS program as its longer term solution. FCS would use enhanced battlefield knowledge and extensive electronic networking to field, beginning in 2010, a new array of sensors, weapons, and combat equipment, potentially manned and/or unmanned, in order to provide lighter and more rapidly deployable Army units. In an initial, conceptually-oriented phase of work on the program during 2000 and 2001, the Company participated as a subcontractor in a team led by Science Applications International Corporation (“SAIC”). During the fall of 2001, the Army restructured the FCS program with an emphasis on according the principal organizational role in the program to a so-called lead systems integrator (“LSI”). In the competition for approximately $150 million in concept development work under the restructured FCS program, the Company participated on a team led by General Dynamics Corporation, but on March 7, 2002 the Army awarded the LSI role to a competing team led by The Boeing Company and SAIC. Since the Company does not understand the Boeing-SAIC team to possess significant combat vehicle expertise, the Company expects to remain a viable competitor to participate, most likely as a subcontractor to the LSI, in the development and/or production of any ground combat vehicle component(s) in the FCS program. However, the FCS program remains at such an early stage that the Company is unable to predict whether the program would ultimately include a significant ground combat vehicle element, and if so, whether the Company would succeed in providing any of the design, development, or hardware associated with the combat vehicle element.

Major Customers

      The Company’s sales are predominantly derived from contracts with agencies of the U.S. government. See Note 13 to the Consolidated Financial Statements, included in Item 8.

Backlog

      As of December 31, 2001, the Company’s funded backlog was approximately $1.9 billion, roughly equivalent to year-end 2000. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. A substantial majority of this backlog is expected to be earned as revenues by the end of 2002.

Intellectual Property

      Although the Company owns a number of patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company’s U.S. government contracts generally license it to use patents owned by others. Similar provisions in the U.S. government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work. Additionally, the Company owns certain data rights in its products under certain of its government contracts. The protection of data developed by the Company from use by other government contractors is from time to time a source of negotiation between the Company and the U.S. government, and the extent of the Company’s data rights in any particular product generally depends upon the degree to which that product was developed by the Company, rather than with U.S. government funds. The Company routinely enters into confidentiality and non-disclosure agreements with its employees to protect its trade secrets.

Employees

      At December 31, 2001, the Company had approximately 5,300 employees and approximately 300 contract workers, excluding employees of the foreign joint ventures. Approximately 1,500 of these employees at six locations are represented by nine unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston); the International Association of Machinists (Louisville and San Jose); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis); the International Guards (Minneapolis); the International Brotherhood of Teamsters (San Jose); the United Steelworkers (York); Armament Systems Guards Firefighters (Fridley); the Swedish Trade Union Cooperation (Sweden); and the Federation of Salaried Employees in Industry and Services (Sweden). While we have from time to time experienced strikes by our unionized employees, we believe that currently relations with employees are good.

Sources and Availability of Raw Materials

      The Company’s manufacturing operations require raw materials, primarily aluminum and steel, which are purchased in the open market and are normally available from a number of suppliers. The Company also purchases a variety of electronic and mechanical components for which the Company has multiple commercial sources. The Company has not experienced any significant delays in obtaining timely deliveries of essential raw materials.

Environmental Matters

      The Company’s operations are subject to federal, state and local laws and regulations relating to, among other things, emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances (“Environmental Laws”). The Company continually assesses its compliance status and believes that its operations currently are in substantial compliance with Environmental Laws.

      Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company’s facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company’s contracts with the U.S. government (“Allowable Costs”). Such costs have not been material in the past and, based on information presently available to the Company and on U.S. government environmental policies relating to Allowable Costs in effect at this time, all of which are subject to change, are not expected to have a material adverse effect on the Company.

      Under existing U.S. environmental laws, potentially responsible parties are jointly and severally liable and, therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at its sites or at third party sites. In the unlikely event that the Company were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties.

      Since at least the end of World War II, the Company, including its predecessors, has operated the Fridley, Minnesota facility on behalf of the U.S. Government. At such government-owned facilities, environmental compliance and remediation costs have historically been the responsibility of the government, and the Company relied, and continues to rely with respect to past contamination, upon government funding to pay such costs. While the government to date has paid for all of the remediation costs on its portion of the Fridley site, there can be no assurance that it will continue to do so.

      Based on historical experience, the Company expects that a significant percentage of the total remediation and compliance costs associated with its facilities will continue to be Allowable Costs. As of December 31, 2001 the Company has a reserve for approximately $14 million to cover any remediation and compliance costs that may not be allowable costs under its U.S. government contracts. Management believes that the reserve is sufficient and does not expect that such costs will materially adversely affect the Company.

ITEM 2.     Properties

      The Company’s principal manufacturing and research and development activities are located in four main facilities: Fridley, Minnesota; York, Pennsylvania; Louisville, Kentucky; and Santa Clara, California. The Company currently uses the 1,712,240 square foot Fridley facility under a month-to-month agreement with the U.S. Government. However, the Company has entered into a proposed agreement with the Government under which the Company would purchase the Fridley facility. The York facility consists of 996,518 square feet and is owned by the Company. The Company lease its 633,609 square foot Louisville facility pursuant to a lease expiring in August 2002. The main Santa Clara facility occupies 124,940 square feet under a lease that expires in October 2011. In addition, the Company owns or leases approximately 25 additional administrative offices, manufacturing facilities, and warehouse locations throughout the U.S. and in Sweden.

ITEM 3.     Legal Proceedings

      From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that it has adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on its results of operations and financial condition. As a government contractor, the Company is subject to the audit, review, and investigative authority of various U.S. Government agencies. Depending upon the particular jurisdictional statute, violations of federal procurement rules may result in contract price reductions or refunds, civil penalties, and/or criminal penalties. Government contractors which violate the False Claims Act and/or other applicable laws may be suspended or debarred from receiving further government contracts. In the Company’s sixty-year history as a U.S. Government contractor, the government has never sought to suspend or debar the Company. However, given the Company’s dependence on U.S. Government contracts, suspension or debarment could readily have a material adverse effect on the Company. The Company’s policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and it also makes voluntary disclosures of compliance issues to governmental agencies as appropriate. The Company is currently providing information on compliance matters to various government agencies, and it expects to continue to do so in the future.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      On December 6, 2001, the holder of a majority of the Company’s common stock consented in writing, without a meeting, to (i) immediately amend the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 20,000,000 to 150,000,000; (ii) to further amend the Company’s Certificate of Incorporation, upon closing of an initial public offering for the Company’s common stock, to authorize the Company to issue up to 50,000,000 shares of preferred stock, in such series and with such rights, including but not limited to rights pertaining to voting, redemption, conversion, and liquidation preferences, as the Board of Directors may fix; and (iii) to amend the Company’s Bylaws, upon closing of an initial public offering for the Company’s common stock, to set forth detailed provisions regarding the proposal of business and the nomination of persons for election to the Board of Directors at annual or special meetings of the Company’s stockholders. Such consent represented the casting of 17,300,000 votes in favor of each of the foregoing matters, and no votes abstained or were cast in opposition.”

PART II

ITEM 5.     Market for Registrant’s Stock and Related Stockholder Matters

      Our sole class of common equity is the Company’s $0.01 par value common stock, which is traded on the New York Stock Exchange (“NYSE”) under the symbol “UDI”. Trading in our common stock commenced on the NYSE on December 14, 2001. As of March 1, 2002, there were 53 shareholders of record with approximately 8,100 beneficial shareholders of the Company’s common stock.

      The table below shows, for the quarters indicated, the reported high and low trading prices of the Company’s common stock on NYSE.

	Price Range

	High	Low

Calendar Year 2001
Fourth Quarter (beginning December 14, 2001)	$21.94	$18.99
Calendar Year 2002
First Quarter (through March 8, 2002)	$28.47	$19.60

      As part of the recapitalization transaction described in Item 7 below, the Company paid two dividends in 2001. The first dividend of $289.7 million at $7.11 per share was paid on August 13. The second dividend of $92.0 million, or $5 per share was paid on November 26. No further dividend distributions are anticipated. In addition, the Company’s $800 million senior secured credit agreement includes provisions restricting its ability to pay dividends in the future.

      No unregistered securities were sold by the Company during the period, 1999 — 2001.

      On December 13, 2001 the Company’s Registration Statement on Form S-1, Commission file no. 333-71986 (the “Registration Statement”), was declared effective. The Registration Statement registered a total of 21,100,000 shares of the Company’s $0.01 par value common stock, of which 9,250,000 shares were offered by the Company and 11,850,000 shares were offered by selling stockholders. The managing underwriters for the offering were Lehman Brothers and Goldman, Sachs & Co. All such shares were sold at $19.00 per share on December 14, 2001, resulting in an aggregate offering price of $400,900,000, of which $175,750,000 pertained to shares sold by the Company and the remaining $225,150,000 pertained to shares sold by selling stockholders. Pursuant to the terms of the underwriting described in the Registration Statement, the underwriters were entitled to elect, not later than January 13, 2001, to sell up to 3,165,000 further shares of common stock, all from selling stockholders. On January 13, 2001 the underwriters elected to sell an additional 2,499,000 such shares.

      In connection with the foregoing offering, the Company paid underwriting discounts and commissions of $10,545,000 and other issue costs of $2,611,000. With the remaining proceeds, $163,400,000 of debt under the senior secured credit facility created in the recapitalization was repaid.

Item 6.     Selected Financial Data

      The following tables sets forth the Company’s selected consolidated financial data for the periods indicated. The Company has derived its consolidated statement of operations data for the years ended December 31, 1998, 1999, 2000 and 2001, the three months ended December 31, 1997 and its balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001, as well as the statements of operations and balance sheet data for the predecessor company as of and for the nine months ended September 30, 1997, from the Company’s consolidated financial statements, which Ernst & Young LLP, its independent auditors, have audited. The historical results presented are not necessarily indicative of future results. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and their related notes included elsewhere in this document.

      The Company’s predecessor company is United Defense, L.P., which was acquired on October 6, 1997. As a result of adjustments to the carrying value of assets and liabilities pursuant to this transaction, the financial position and results of operations for periods subsequent to the acquisition are not comparable to those of our predecessor. In addition, on March 6, 2000, the Company acquired all of the outstanding stock of Barnes & Reinecke, Inc., and on September 6, 2000, it acquired all of the outstanding stock of Bofors Defence. Accordingly, the financial statements reflect the results of operations of the acquired entities since the respective dates of acquisition. These acquisitions affect the comparability of the financial data for the periods presented.

	Predecessor	United Defense

	Nine months	Three months
	ended	ended	Year ended December 31,
	September 30,	December 31,
	1997	1997	1998	1999	2000	2001

	(In thousands, except in shares and per share data)
Net sales	$913,925	$342,627	$1,217,555	$1,213,526	$1,183,886	$1,318,538
Net income before extraordinary item	78,130	(36,259)	(122,598)	2,938	18,165	37,022
Net income(loss)	78,130	(36,259)	(122,598)	2,938	18,845	8,776
Total assets	626,658	1,246,083	977,450	853,142	895,820	912,292
Long term debt, including current portion	—	659,800	506,986	349,843	269,577	430,900
Cash dividends declared per common stock — August	—	—	—	—	—	$7.11
Cash dividends declared per common stock — November	—	—	—	—	—	$5.00

Per Share Data:
Earnings per common share — basic
(Loss) income before extraordinary Item	N/A	$(0.93)	$(3.08)	$0.07	$0.45	$0.90
Extraordinary item	N/A	—	—	—	0.01	(0.69)

Net (loss) income	N/A	$(0.93)	$(3.08)	$0.07	$0.46	$0.21

Weighted average common shares outstanding	N/A	38,923,929	39,815,942	40,593,348	40,584,049	41,264,914
Earnings per common share — diluted
(Loss) income before extraordinary item	N/A	$(0.93)	$(3.08)	$0.07	$0.43	$0.86
Extraordinary item	N/A	—	—		0.01	(0.66)

Net (loss) income	N/A	$(0.93)	$(3.08)	$0.07	$0.44	$0.20

Weighted average common shares outstanding	N/A	38,923,929	39,815,942	42,052,127	42,419,473	43,203,511

      The selected quarterly financial data presented below are derived from the Company’s consolidated unaudited financial statements:

	2000

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	Sept 30	Dec 31

	(In millions, except per share data)
Sales	$266.9	$297.2	$303.3	$316.5
Gross Profit	51.8	55.1	72.7	60.4
Net income (loss) before extraordinary item	(1.2)	(4.4)	20.1	3.7
Net income (loss) after extraordinary item	(1.2)	(3.7)	20.1	3.7

Per Share Data:
Earnings per common share — basic
(Loss) income before extraordinary item	$(0.03)	$(0.10)	$0.49	$0.09
Net (loss) income after extraordinary item	(0.03)	(0.09)	0.49	0.09
Earnings per common share — diluted
(Loss) income before extraordinary item	$(0.03)	$(0.10)	$0.47	$0.09
Net (loss) income after extraordinary item	(0.03)	(0.09)	0.47	0.09

	2001

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	Sept 30	Dec 31

	(In millions, except per share data)
Sales	$292.1	$346.7	$275.1	$404.6
Gross Profit	60.9	64.5	59.6	73.8
Net income (loss) before extraordinary item	5.1	15.7	4.6	11.6
Net income (loss) after extraordinary item	5.1	15.7	(18.0)	6.0

Per Share Data:
Earnings per common share — basic
(Loss) income before extraordinary item	$0.13	$0.39	$0.10	$0.28
Net (loss) income after extraordinary item	0.13	0.39	(0.45)	0.14
Earnings per common share — diluted
(Loss) income before extraordinary item	0.12	0.37	0.10	0.27
Net (loss) income after extraordinary item	0.12	0.37	(0.43)	0.14

ITEM 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

      The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

      United Defense is a leader in the design, development and production of combat vehicles, artillery, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense and more than 40 foreign militaries. For many of the key U.S. Department of Defense programs, the Company is the sole-source prime contractor and systems integrator. The Company conducts its global operations through its manufacturing facilities in the United States and Sweden, through manufacturing joint ventures in Turkey and Saudi Arabia, and through co-production programs with various other governments and foreign contractors.

      The Carlyle Group formed the Company in October 1997 to facilitate the acquisition of United Defense, L.P., the predecessor. As a result of purchase price adjustments to the carrying value of the acquired assets and liabilities of United Defense, L.P., the financial position and results of operations for periods subsequent to the acquisition are not comparable to those of the predecessor Company. In addition, comparability of the results of operations since then have been affected by the March 2000 acquisition of Barnes & Reinecke, Inc. and the September 2000 acquisition of Bofors Weapon Systems AB, which was renamed Bofors Defence. The financial statements reflect the results of operations of those acquired entities from their respective dates of acquisition. The Carlyle Group continues to own a significant portion of the Company’s common stock. Individuals affiliated with The Carlyle Group are expected to continue to influence our operations.

      On December 14, 2001 the Company completed its initial public offering of 9,250,000 shares of common stock at $19 per share. Immediately prior to the offering, it effected a 2.25 to 1 stock split by way of a stock dividend on its common stock which is reflected in the discussion of all periods in this report. The Company used the proceeds of the offering to reduce the principal amount outstanding under its senior secured credit facility by $163.4 million. The debt repayment resulted in a charge of $5.6 million in unamortized finance costs reported as an extraordinary item.

      The Company’s results of operations, particularly its revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to its underlying business activity.

      The Company’s contracts typically fall into two categories, cost-plus and fixed-price contracts. The Company’s contracts for research, engineering, prototypes, repair and maintenance and some other matters are typically cost-plus arrangements, under which it is reimbursed for approved costs and fee. The production contracts are typically fixed-price arrangements under which the Company assume the risk of cost overruns and receive the benefit of cost savings. All of its U.S. Government contracts, whether the Company is the prime contractor or a subcontractor, is subject to audit and cost controls. As a result, the U.S. Department of Defense typically has the right to object to its costs as not allowable or as unreasonable, which can increase the costs it bears rather than recovering as costs reimbursed or allowed in its negotiation of fixed-price contracts.

      The Company recognizes sales on its fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For its U.S. Department of Defense production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley production contracts, sales are not recognized until the U.S. Army fields individual units because it is at that point that the risks and rewards of ownership are transferred. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods. For its foreign production contracts, sales are generally recorded upon shipment of products to the customer which corresponds to when the risks and rewards of ownership transfer. The Company tends to deliver products to its foreign customers in lots, which also results in an inventory build-up pending delivery. Sales under cost reimbursement contracts are recorded as costs are incurred.

      The Company uses the contract method of accounting for its fixed-price contracts and therefore records its gross margin on each unit produced at the time sale is recognized, based on an estimate of the margin that will be realized over the life of the related contract. The Company currently evaluates its estimates of gross margin three times each year and uses the cumulative catch-up method to recognize changes in its estimates of sales and gross margins during the period in which those changes are determined. The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of its operating costs for production contracts are materials, subcontractor costs, labor and overhead. The principal operating costs for engineering and development contracts are compensation costs for the engineers and designers and related overhead necessary to support those personnel. All of these operating costs are charged to inventory as incurred. The Company also uses the last-in, first-out, or LIFO, method of accounting, which generally results in higher cost of sales in periods when current costs of the inventory are higher than comparable costs in prior periods and a periodic charge to earnings to reflect changes in the costs of components of inventory. The Company expenses selling, general, administrative, and research and development costs in the period incurred. The major components of these costs include compensation, overhead and amortization of goodwill and other intangibles.

Results of Operations

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

      Revenue. Revenue for 2001 was $1,318.5 million, an increase of $134.6 million or 11.4% from $1,183.9 million for 2000. The higher revenue was due to both having a full year of the Bofors acquisition instead of just four months as was the case in 2000, resulting in an increase of $69.9 million, increased revenue from Crusader of $77.5 million and Naval Ordnance programs revenue, including the first propulsor unit delivery for the new Virginia class submarine, of $55.2 million. These increases were partially offset by a decline in shipment of Armored Recovery vehicles under a co-production contract with Egypt.

      Gross Profit. Gross profit increased $18.9 million, or 7.9%, to $258.9 million for the year 2001 as a result of increased sales. Gross profit margin of 19.6% for 2001 was slightly less than the 20.3% gross profit margin for 2000, primarily as a result of positive contract profit adjustments in 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 3.5% to $179.7 million for 2001. The increase was attributable to the inclusion of Bofors Defence for the entire 2001 period resulting in an increase of $11.8 million and expenses incurred in connection with the August 2001 recapitalization. These increases were partially offset by reduced amortization of purchase price related to acquisitions, agents commissions and bid and proposal costs.

      Research and Development. Research and development costs were $23.7 million for 2001, an increase of $7.9 million, or 50.2%, from the prior year. This increase resulted from the inclusion of Bofors Defence for the entire 2001 period and increased spending associated with missile launch systems, the Advanced Gun System, work for the DD-X destroyer program and on other technologies which we believe will enhance the Company’s ability to compete for future programs.

      Earnings from Foreign Affiliates. Earnings from foreign affiliates for 2001 were $10.2 million, a $11.4 million increase from the prior year. This increase was primarily due to an increase in the Company’s share of income recognized by the joint venture in Saudi Arabia due to a change in estimated contract costs and fees recorded by that joint venture and increased earnings from the joint venture in Turkey reflecting the resumption of production in 2001.

      Net Interest Expense. Net interest expense for 2001 was $22.7 million, a $2.4 million decline from the prior year. This decrease was the result of a decline in interest rates and higher interest income on higher average cash balances in 2001.

      Provision for Income Taxes. The provision for income taxes for 2001 was $5.9 million, a decrease of $0.1 million from the prior year. The reduction in foreign sales corporation taxes due to the application to foreign sales of the new “FSC Repeal and Extraterritorial Income Exclusion Act of 2000” more than offset an increase in state taxes in 2001.

      Extraordinary Item. The Company recorded a charge of $28.2 million during the year 2001 comprised of a tender premium of $18.1 million and amortization of financing costs for $10.1 million for debt prepayment. In 2000, it incurred a $0.7 million extraordinary gain related to the purchase of some of these subordinated notes for less than their principal amount.

      Net Income. As a result of the foregoing, the Company had net income of $8.8 million, after the extraordinary loss for the early retirement of debt, for the year ended 2001, a $10.1 million decline from the prior year.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

      Revenue. 2000 revenue of $1,183.9 million declined $29.6 million, or 2.4%, from revenue of $1,213.5 million for 1999. The decrease primarily resulted from the winding down and closing of the Paladin production operation in June 1999, which accounted for $45.8 million in sales during the first six months of 1999, a decrease of $67.8 million in billings for the Crusader development program and the completion of shipments for several programs in 1999. These declines were partially offset by the additional sales of $58.5 million generated by Barnes & Reinecke and Bofors Defence, both of which were acquired in 2000, increased shipments of $61.2 million of Bradley upgrades and by engineering development sales for the Advanced Gun System.

      Gross Profit. Gross profit increased $18.4 million, or 8.3%, to $240.0 million for 2000. This gross profit increase was primarily due to the reduced depreciation and amortization costs of $28.0 million related to assets revalued in connection with the acquisition of United Defense, L.P. and higher award fees for the Crusader program, partially offset by the lower sales volume described above and the effects of LIFO accounting.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or 3.5%, to $173.7 million for 2000. This increase was primarily the result of heavy spending for marketing activity and proposals, principally for the IAV program, and expenses associated with businesses acquired in 2000. These increases were partially offset by lower depreciation and amortization of intangible assets revalued in connection with the acquisition of United Defense, L.P.

      Research and Development. Research and development costs were $15.8 million for 2000, a $3.0 million, or 23.3%, increase over 1999. During 2000, research and development spending increased to support the Company’s unsuccessful effort in pursuit of an award related to the IAV program. In addition, net research and development cost in 1999 was favorably affected by the reimbursement of research and development costs incurred in prior periods in connection with the development of the Advanced Gun System.

      Earnings from Foreign Affiliates. The loss recognized from foreign affiliates was $1.3 million in 2000. The $2.9 million decrease from the prior year was primarily due to a loss in 2000 related to its Turkish joint venture.

      Net Interest Expense. Net interest expense for 2000 was $25.1 million, an $11.9 million decrease from 1999 as a result of lower debt levels.

      Net Income. As a result of the foregoing, the Company had net income of $18.8 million in 2000, including an extraordinary gain of $0.7 million from the early retirement of debt, compared to net income of $2.9 million for 1999.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

      Revenue. Revenue for 1999 was $1,213.5 million, a decline of $4.0 million, or 0.3%, from 1998. The lower revenue was largely due to the winding down of the Paladin artillery upgrade program at the end of the second quarter of 1999 resulting in a $69.5 million reduction and the completion of self-propelled howitzer and armored personnel carrier shipments to foreign customers. These declines were offset by higher revenue from the shipments of Vertical Launch Systems, increased billings for the Crusader program and new deliveries of armored combat earth movers, self propelled howitzers and rebuilt assault amphibious vehicles.

      Gross Profit. Gross profit increased $103.4 million, or 87.4%, to $221.6 million for 1999. Gross profit margin improved to 18.3% for 1999 from 9.7% for 1998. This improvement was due to lower costs related to assets revalued in connection with our acquisition of United Defense, L.P. In addition, in 1998 the Company incurred a non-cash pension charge of $27.5 million related to restructuring one of its business units, and wrote off and charged cost of sales for unusable capitalized software related to manufacturing systems and other impaired manufacturing assets totaling $11.7 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $167.9 million in 1999, a decrease of $5.0 million, or 2.9%, from 1998. This decrease in expenses resulted from lower depreciation and amortization of goodwill and other intangible assets compared to 1998.

      Earnings from Foreign Affiliates. Earnings from foreign affiliates were $1.6 million in both 1998 and 1999.

      Net Interest Expense. Net interest expense declined 27.1% from 1998 to $37.0 million for 1999 as a result of lower debt levels in 1999.

      Net Income. As a result of the foregoing, the Company had net income of $2.9 million for 1999 compared with a net loss of $122.6 million for 1998.

Liquidity, Capital Resources and Financial Condition

      The Company’s primary source of liquidity is cash provided by operations. It had generated positive cash flow from operating activities since the formation of United Defense Industries, Inc. in October 1997.

      The Company’s liquidity requirements depend on a number of factors, including the timing of production under U.S. Government and foreign sales contracts. Payments on these contracts are typically received based on performance milestones or when a specified percentage of contract expenses is incurred. These advance payments help reduce the need to finance working capital. However, working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. For example, under the recent production contract related to the Bradley program, final payment for each vehicle is not received until the U.S. Army fields the vehicle, which may be significantly later than the time at which the finished vehicle passes all required certifications.

      Cash provided by operating activities was $90.3 million for 2001, a decrease of $5.0 million from the prior year. The primary reason for this decrease was a significant build-up of inventories net of advance payments associated with producing units for several foreign customers, which will ship in later periods.

      Cash provided by operating activities for 2000 and 1999 was $95.3 million and $189.6 million, respectively. During 2000, cash provided by operating activities was significantly lower than in recent years. The majority of cash was generated by net income plus depreciation and amortization of $113.9 million, but it was adversely affected by increases in working capital, primarily to fund an increase in receivables. Cash provided by operating activities in 2000 was also adversely affected by non-recurring costs (net of recoveries of allowable costs under U.S. Government contracts) of $9.4 million incurred in connection with our unsuccessful bid for the Interim Armored Vehicle program. In 1999 cash flow was principally due to net income plus depreciation and amortization of $136.7 million, and significant collections of progress payments from the U.S. Government and foreign advance payments.

      Cash used in investing activities was $22.4 million for 2001, compared with $2.9 million of cash provided by investing activities for 2000. Principal use of cash in investing activities is for capital equipment and software. Bofors Defence had a significant cash balance when the Company acquired it, which resulted in positive cash flows from investing activities in 2000. The Company anticipates making capital expenditures of approximately $25.0 to $30.0 million per year for each of the next several years. The Company expects to finalize the purchase of our Fridley, Minnesota facility from the U.S. Government for $8.8 million in the first quarter of 2002, but since it is an installment purchase, cash flows will not be significantly impacted.

      Cash used for financing activities was $88.9 million during 2001, compared with $79.2 million and $157.1 million used during 2000 and 1999, respectively. The cash provided during 2001 was primarily the result of the August 2001 refinancing of all of indebtedness and the initial public offering in December 2001. These proceeds were used in principal repayments on debt under the old and new senior credit facilities of $474.0 million, retirement cost of subordinated debt of $18.1 million, payment of dividends to shareholders of $381.7 million and other financing and issuance costs of $32.2 million. The primary use of cash in 2000 and 1999 was for debt repayments.

      On August 13, 2001, the Company refinanced all of the existing indebtedness. In connection with the refinancing, the Company entered into a new senior secured credit facility, consisting of $600.0 million in term loans and a $200.0 million revolving credit facility. A portion of the proceeds from the term loans was to pay dividends of $381.7 million. In addition, a portion of the proceeds from the term loans was used to complete a tender offer for the remaining $182.8 million outstanding aggregate principal amount of its 8.75% senior subordinated notes, as well as an $18.1 million prepayment premium. As of December 31, 2001, the Company had letters of credit issued under the facility of $114 million and unused borrowing capacity of approximately $86 million under the revolving credit facility. The Company is obligated to pay a fee of 0.50% on the unused revolving credit facility. The required principal repayment for 2002 is $8.3 million. Interest charges in future years will depend upon periodic fluctuations in LIBOR and the outstanding debt balances. If there are no cash outlays for acquisitions, net interest expense is expected to be comparable to 2000 and 2001.

      Borrowings under the senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2001, the interest rate on the $70.2 million Term A borrowings was 4.93% and on the $360.7 million Term B borrowings was 5.18%. Loans made pursuant to the Term A and Term B loan facilities require equal quarterly amortization payments. The payment schedule as of December 31, 2001 is as follows:

		Payments Due by Period

		Less than
Long-Term Debt	Total	1 year	1 - 3 years	4 - 5 years	After 5 years

Term A	$70,185	$3,694	$44,327	$22,164	$—
Term B	360,715	4,613	55,354	95,944	204,804

Total	$430,900	$8,307	$99,681	$118,108	$204,804

      On December 14, 2001 the Company completed an initial public offering of 9,250,000 shares of common stock at $19 per share. Immediately prior to the offering, the Company effected a 2.25 to 1 stock split by way of a stock dividend on the common stock which is reflected in the discussion of all periods in this report. The proceeds of the offering were used to reduce the principal amount outstanding under the senior secured credit facility by $163.4 million. The debt repayment resulted in a charge of $5.6 million in unamortized finance costs reported as an extraordinary item.

      Based on the current level of operations and anticipated growth, the Company believes that cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and required payments of principal and interest on debt through at least December 31, 2002. Growth and acquisition strategy, however, may require substantial additional capital.

Significant Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In particular, estimates are used for contract costs and revenues used in the earnings recognition process accruals related to environmental and other liabilities, allowance for doubtful accounts, and pension and other retirement costs. Actual results could differ from those estimates.

      Investments in Affiliated Companies The Company’s investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because it does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. The difference between the carrying amounts of the joint ventures recorded and the proportionate share of the underlying equity in the net assets of the joint ventures was $5.6 million as of December 31, 2000. The difference relates to the step up in the carrying amount of the investments to their fair value in connection with the application of purchase accounting for the acquisition of UDLP in 1997, which was being amortized based on the earnings in the joint ventures recognized, consistent with the valuation method used to determine the purchase price adjustments. As of December 31, 2001 the step up in the carrying amount of the investments to their fair value had been fully amortized.

      Turkey Joint Venture Offset Obligation The Company’s joint venture affiliate in Turkey FNSS, is required by agreement with its customer to achieve a significant level of export sales by October 2002 or pay a penalty of

9% of the shortfall in required export sales which penalty could be as high as $40 million. This commitment is commonly referred to as an “offset” obligation. There can be no assurance that FNSS will be able to completely fulfill its offset obligations or renegotiate an acceptable alternative, in which case future dividends the Company might otherwise expect to receive from FNSS could be diminished. Export sales by FNSS from a recently signed contract with the government of Malaysia are expected to satisfy a significant portion of the offset exposure. Consequently, equity in earnings was increased by approximately $8.6 million during the year 2001 as a result of a reduction in FNSS’ expected offset obligation. The reduction in the estimate of offset obligation resulted from significant progress during 2001 on execution of the contract with Malaysia and the receipt in September 2001 of written acknowledgement by the Turkish government that sales made under that contract will qualify for satisfaction of the offset obligation.

      Derivatives and Hedging Activities Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

      The Company’s subsidiary, Bofors, had forward exchange contracts with a notional contract value of $14.2 million at December 31, 2001. These contracts, which were designated as cash flow hedges, were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts required establishing a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle and the subsequent change in market value of $1.3 million for the year ended 2001 were charged to accumulated other comprehensive loss within stockholders’ equity.

      New Accounting Pronouncements In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-live intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $4 million in 2002. The Company will perform the first of the required impairment tests of goodwill during the first quarter of 2002 and does not believe that the effect of these tests will have an impact on our earnings and financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

      Pensions and Other Postretirement Benefits The majority of the Company’s domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes. With the exception of Bofors, most of the employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees.

      The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 1999, 2000 and 2001:

	Year ended December 31,

	1999	2000	2001

Weighted-average assumptions
Discount rate	7.50%	7.50%	7.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	4.50%

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $12.6 million, $6.8 million and $1.0 million, respectively, at December 31, 2000 and $11.3 million, $8.3 million and $2.0 million, respectively, at December 31, 2001.

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001. The rate was assumed to decrease to 5% in 2006 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$114	$(88)
Effect on the postretirement benefit obligation	$1,079	$(870)

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

     Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short term foreign currency-denominated transactions, Bofors Defence enters into foreign currency forward exchange contracts. The Company does not enter into foreign currency forward exchange contracts for trading purposes. The following table provides information concerning the U.S. dollar functional currency of Bofors’ forward exchange contracts at December 31, 2001. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
					Fair
	2002	2003	2004	Total	Value

	(US $ equivalent in thousands):
Receive Swedish krona/pay U.S. dollars
Contract amount	$9,137	$—	$—	$9,137	$11,547
Average contractual exchange rate	8.52	—	—	8.52
Receive British pounds/pay Swedish krona
Contract amount	$3,296	$—	$—	$3,296	$3,354
Average contractual exchange rate	15.25	—	—	15.25
Receive euro/pay Swedish krona
Contract amount	$1,472	$—	$—	$1,472	$1,592
Average contractual exchange rate	8.73	—	—	8.73
Receive U.S. dollars/pay Swedish krona
Contract amount	$37	$—	$—	$37	$38
Average contractual exchange rate	10.50	—	—	10.50
Receive Swedish krona/pay euro
Contract amount	$2,283	$2,688	$2,689	$7,660	$7,674
Average contractual exchange rate	9.46	9.54	9.55	9.52

     Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2001, the interest rate on the $70.2 million Term A borrowings was 4.93% and on the $360.7 million Term B borrowings was 5.18%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $3.7 million beginning on December 31, 2002, with a final payment due on August 13, 2007. Loans made pursuant to the Term B facility require quarterly amortization payments of $4.6 million beginning on December 31, 2002 until September 30, 2007, and $34.1 million each quarter thereafter with a final payment due on August 13, 2009. The weighted average interest rate on all of our borrowings outstanding under the senior secured credit facility as of December 31, 2001 was 5.14% per annum.

      In January 2002 we entered into a three year interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The notional amount of this interest rate swap agreement is $173 million. We entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement entitles us to pay a base interest rate amount of 3.45%, in return for the right to receive a floating interest rate which is based on three month LIBOR as of each quarterly measurement date. In the event the three month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

ITEM 8.     Consolidated Financial Statements and Supplementary Data

      The following consolidated financial statements of United Defense Industries, Inc. are provided in response to the requirements of Item 8:

UNITED DEFENSE INDUSTRIES, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

UNITED DEFENSE INDUSTRIES, INC.

      We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. (a subsidiary of Iron Horse Investors, L.L.C.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of the Turkish Joint Venture and the Saudi Arabian Joint Venture, (entities in which the Company has 51% interests), and, as to the Saudi Arabian Joint Venture, are presented in accordance with accounting principles generally accepted in Saudi Arabia, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the Turkish Joint Venture and the Saudi Arabian Joint Venture, used by the Company’s management for equity accounting purposes (before conversion to accounting principles generally accepted in the United States as to the Saudi Arabian Joint Venture), it is based solely on their reports.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation (including the conversion of the financial statements of the Saudi Arabian Joint Venture to accounting principles generally accepted in the United States). We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

January 28, 2002

McLean, Virginia

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors of

FNSS SAVUNMA SISTEMLERI ANONIM SIRKETI:

      We have audited the balance sheets of FNSS Savunma Sistemleri Anonim Sirketi (a Turkish corporation — the Company) as of December 31, 2001 and 2000, and the related statements of operations, shareholders’ equity and cash flows for the years then ended (not included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above (not included herein) present fairly, in all material respects, the financial position of FNSS Savunma Sistemleri Anonim Sirketi as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ A.A. AKTIF ANALIZ
SERBEST MUHASEBECILIK MALI MÜSAVIRLIK ANONIM SIRKETI
Member of Andersen Worldwide

Ankara, Turkey

January 24, 2002

INDEPENDENT AUDITORS’ REPORT

To: The Partners of
  UNITED DEFENSE SYSTEMS

      We have audited the balance sheet of UNITED DEFENSE SYSTEMS (a Saudi limited liability Company) as of December 31, 2001 and the related statements of income, changes in partners’ equity and cash flows for the year then ended, and the notes from 1 to 12 which are an integral part of these financial statements (not included herein). These financial statements are the responsibility of the Company’s management and have been prepared by them in accordance with Article (175) of the Companies Regulations. Our responsibility is to express our opinion on these financial statements based on our audit and the information and explanations we obtained which we considered necessary for the purposes of our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above (not included herein):

1.	Present fairly, in all material respects, the financial position of United Defense Systems as of December 31, 2001 and the results of its operations and its cash flows for the year then ended based on the presentation and disclosure of the information included in the financial statements and in conformity with generally accepted accounting principles in Saudi Arabia suitable to the Company’s operations as summarized in Note 2.

2.	Comply with the financial statement preparation and presentation requirement of the Commercial Code and the Company’s by-laws and are computerized in accordance with the related commercial books regulations and are maintained in Arabic in the Kingdom of Saudi Arabia.

/s/ ARTHUR ANDERSEN & CO.

5 Dhu Al-Qa’adah 1422H (February 17, 2002)
Riyadh, Saudi Arabia

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$113,357	$90,535
Trade receivables	109,705	78,387
Long-term contract inventories	259,238	368,167
Other current assets	13,083	14,406

Total current assets	495,383	551,495
Property, plant and equipment, net	80,775	77,500
Goodwill, net	107,650	97,582
Intangible assets, net	54,690	33,834
Prepaid pension and postretirement benefit cost	123,100	127,828
Restricted cash	23,528	14,950
Other assets	9,644	9,103

Total assets	$894,770	$912,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$23,086	$8,307
Accounts payable, trade and other	86,117	88,273
Advanced payments	342,394	394,771
Accrued and other liabilities	103,118	114,807

Total current liabilities	554,715	606,158
Long-term liabilities:
Long-term debt, net of current portion	246,491	422,593
Accrued pension and postretirement benefit cost	28,515	22,487
Other liabilities	23,148	27,420

Total liabilities	852,869	1,078,658
Commitments and contingencies (Notes 9 & 10)
Stockholders’ Equity (Deficit):
Common Stock $.01 par value, 45,000,000 shares authorized; 40,582,501 and 50,915,689 shares issued and outstanding at December 31, 2000 and December 31, 2001, respectively	406	509
Additional paid-in-capital	179,805	167,457
Deferred Compensation	—	(648)
Stockholders’ loans	(1,236)	—
Retained deficit	(137,074)	(329,528)
Accumulated other comprehensive loss	—	(4,156)

Total stockholders’ equity (deficit)	41,901	(166,366)

Total liabilities and stockholders’ equity (deficit)	$894,770	$912,292

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31

	1999	2000	2001

	(In thousands)
Revenue:
Sales	$1,213,526	$1,183,886	$1,318,538
Costs and expenses:
Cost of sales	991,907	943,892	1,059,687
Selling, general and administrative expenses	167,877	173,694	179,714
Research and development	12,782	15,760	23,666

Total expenses	1,172,566	1,133,346	1,263,067

Income from operations	40,960	50,540	55,471
Other income (expense):
Earnings (loss) related to investments in foreign affiliates	1,639	(1,262)	10,156
Interest income	1,820	4,152	5,781
Interest expense	(38,835)	(29,265)	(28,486)

Total other expense	(35,376)	(26,375)	(12,549)

Income before income taxes	5,584	24,165	42,922
Provision for income taxes	2,646	6,000	5,900

Income before extraordinary item	2,938	18,165	37,022
Extraordinary item — net gain (loss) from early extinguishment of bond debt	—	680	(28,246)

Net income	$2,938	$18,845	$8,776

Earnings per common share-basic:
Income before extraordinary item	$0.07	$0.45	$0.90
Extraordinary item	—	0.01	(0.69)

Net income	$0.07	$0.46	$0.21

Earnings per common share-diluted:
Income before extraordinary item	$0.07	$0.43	$0.86
Extraordinary item	—	0.01	(0.66)

Net income	$0.07	$0.44	$0.20

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
		Additional				Other
	Common	Paid-In	Deferred	Stockholders’	Retained	Comprehensive
	Stock	Capital	Compensation	Loans	Deficit	Loss	Total

	(In thousands)
Balance, December 31, 1998	$406	$179,990	$—	$(1,339)	$(158,857)	$—	$20,200
Issuance of Common Stock	—	29	—	—	—	—	29
Net income for the year ended December 31, 1999	—	—	—	—	2,938	—	2,938

Balance, December 31, 1999	406	180,019	—	(1,339)	(155,919)	—	23,167
Issuance of Common Stock	—	45	—	50	—	—	95
Repurchase of Common Stock	—	(259)	—	53	—	—	(206)
Net income for the year ended December 31, 2000	—	—	—	—	18,845	—	18,845

Balance, December 31, 2000	406	179,805	—	(1,236)	(137,074)	—	41,901
Issuance of stock options	—	810	(648)	—	—	—	162
Exercise of stock options	10	4,842	—	—	—	—	4,852
Payment of stockholders’ loans	—	—	—	1,236	—	—	1,236
Cash dividend – August ($7.11 per share)	—	(180,502)	—	—	(109,201)	—	(289,703)
Cash dividend – November ($5.00 per share)	—		—	—	(92,029)	—	(92,029)
Sale of common stock (net of $13,156 issuance cost)	93	162,502	—		—	—	162,595
Net foreign currency translation	—	—	—	—	—	(1,910)	(1,910)
Cumulative effect of change in accounting principle-foreign currency hedges	—	—	—	—	—	(951)	(951)
Change in fair value of foreign currency hedges	—	—	—	—	—	(1,295)	(1,295)
Net income for the year ended December 31, 2001	—	—	—	—	8,776	—	8,776

Balance, December 31, 2001	$509	$167,457	$(648)	$—	$(329,528)	$(4,156)	$(166,366)

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended December 31

	1999	2000	2001

	(In thousands)
Operating activities
Net income	$2,938	$18,845	$8,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,528	23,882	22,663
Amortization	72,408	68,422	46,595
Amortization of financing costs	5,791	2,759	3,938
Non-cash compensation	—	—	162
Net (gain) loss from early extinguishment of bond debt	—	(680)	28,246
Other	1,123	—	—
Changes in assets and liabilities:
Trade receivables	7,197	(35,954)	31,318
Inventories	(407)	11,608	(108,929)
Other assets	1,195	5,931	60
Prepaid pension and postretirement benefit cost	4,029	(3,217)	(4,728)
Accounts payable, trade and other	(23,858)	9,525	2,156
Advanced payments	44,670	(9,522)	52,377
Accrued and other liabilities	28,554	2,075	13,715
Accrued pension and postretirement benefit cost	(9,535)	1,672	(6,028)

Cash provided by operating activities	189,633	95,346	90,321

Investing activities
Capital spending	(25,246)	(19,721)	(22,375)
Disposal of property, plant and equipment	1,532	560	—
Purchase of Barnes & Reinecke, net of $1.2 million cash acquired	—	(1,634)	—
Purchase of Bofors Weapon Systems, net of $45.6 million cash acquired	—	23,663	—

Cash (used in)provided by investing activities	(23,714)	2,868	(22,375)

Financing activities
Payments on long-term debt	(157,143)	(79,071)	(473,972)
Proceeds from senior secured facility	—	—	635,295
Payment of premium on retirement of subordinated debt	—	—	(18,074)
Proceeds from sale of common stock	29	95	180,603
Issuance costs for sale of common stock	—	—	(13,156)
Payment of stockholders’ loans	—	—	1,236
Dividend payments	—	—	(381,732)
Payments for financing and transaction cost	—	—	(19,058)
Repurchase of common stock	—	(206)	—

Cash used in financing activities	(157,114)	(79,182)	(88,858)

Effect of exchange rate changes on cash	—	—	(1,910)

Decrease in cash and cash equivalents	8,805	19,032	(22,822)
Cash and cash equivalents, beginning of year	85,520	94,325	113,357
Cash and cash equivalents, end of period	$94,325	$113,357	$90,535

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Recapitalization and Initial Public Offering

      United Defense Industries, Inc. (the “Company”) is a subsidiary of Iron Horse Investors, L.L.C. (“Iron Horse”) and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. (“UDLP”) by Iron Horse. Iron Horse is owned by an investment group led by The Carlyle Group (“Carlyle”). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation (“FMC”) and Harsco Corporation (“Harsco”) (the “Sellers”).

      The Company’s business is operated in a single reportable segment involving the design, development and production of combat vehicles, artillery, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense and allied militaries around the world. The Company believes its operating results are driven principally by the business activities related to its major military programs. Currently the Company is the sole-source, prime contractor to the U.S. Department of Defense for many of these programs.

      In August 2001 the Company completed a recapitalization that included a refinancing of all of the existing indebtedness. In connection with the refinancing, the Company entered into a new senior secured credit facility consisting of $600 million term loans and a $200 million revolving credit facility (see Note 9). The Company used a portion of the proceeds from the term loans to pay total dividends of $381.7 million dividend to the holders of its common stock. In addition, a portion of the proceeds from the term loans was used to complete a tender offer for the remaining $182.8 million outstanding principal amount of the 8.75% senior subordinated notes due 2007. The extinguishment of the existing debt resulted in a net loss of $22.6 million, reported as an extraordinary item, which consisted of an $18.1 million tender premium paid to the debt holders and a write-off of $4.5 million in unamortized finance costs.

      On December 14, 2001 the Company completed an initial public offering of 9,250,000 shares at $19 per share. Immediately prior to the offering, the Company effected a 2.25 to 1 stock dividend on the Company’s common stock which has been retroactively applied to all periods presented. The Company used the proceeds of the offering to reduce the principal amount outstanding under the senior secured credit facility by $163.4 million. The debt repayment resulted in a charge of $5.6 million in unamortized finance costs reported as an extraordinary item.

      The financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In particular, estimates are used for contract costs and revenues used in the earnings recognition process, accruals related to environmental and other liabilities, allowance for doubtful accounts, and pension and other retirement costs. Actual results could differ from those estimates.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents consist of investments with initial maturities of three months or less.

Property, Plant and Equipment

      Property, plant and equipment is recorded at cost. Depreciation is provided principally on the sum-of-the-years digits and straight-line methods over estimated useful lives of the assets (land improvements — twenty years; buildings — twenty to thirty-five years; and machinery and equipment — two to twelve years).

      Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized and depreciated.

Long-lived Assets, Including Intangible Assets and Goodwill

      The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value. The fair value would be estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Investments in Affiliated Companies

      The Company’s investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $1.6 million, $(1.3) million and $10.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. The following table summarizes financial information for these joint ventures (in thousands):

	December 31

	2000	2001

Current assets	$161,902	$193,809
Noncurrent assets	32,806	31,591
Current liabilities	199,577	186,986
Long-term liabilities	975	30,482

	December 31

	1999	2000	2001

Sales	$127,115	$76,735	$71,337
Cost of sales	89,447	61,053	38,822
Net income	16,490	(2,486)	19,129

      The difference between the carrying amounts of the joint ventures recorded by the Company and its proportionate share of the underlying equity in the net assets of the joint ventures was $5.6 million as of December 31, 2000. The difference relates to the step up in the carrying amount of the investments to their fair value in connection with the application of purchase accounting for the acquisition of UDLP in 1997, which was being amortized based on the earnings in the joint ventures recognized by the Company, consistent with the

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation method used to determine the purchase price adjustments. As of December 31, 2001 the step up in the carrying amount of the investments to their fair value has been fully amortized.

Restricted Cash

      Restricted cash consists mainly of cash held in escrow as required under the Bofors purchase agreement (See Note 3) and statutory requirements in Sweden to set aside cash for pension obligations. The restricted cash required under the purchase agreement relates to certain letters of credit, and the restriction will expire upon release of the former owners of Bofors as guarantors under the letters of credit.

Advanced Payments

      Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

Revenue and Profit Recognition for Contracts-in-Progress

      The Company recognizes sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts (i.e., cost of sales exceeds sales) are charged to operations as soon as they are determinable.

      The Company incurs bid and proposal costs that are charged to the contract when the activity is pursuant to contractual requirements or is in response to activity that requires an equitable adjustment to an existing contract. Accordingly, bid and proposal costs incurred prior to contract awards may be charged to the contract if specifically authorized in writing by the customer as precontract costs.

      At December 31, 2000 and 2001, included in trade receivables are $7.3 million and $8.6 million related to contractual revenue that had not been billed to customers. These amounts are generally billable within the following year.

     Stock-Based Compensation

      The Company accounts for stock options under Accounting Principle Board Opinion No. 25. Accordingly, the Company records compensation expense in its consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The Company recorded compensation expense of $0.2 million in 2001. See Note 11 for the pro forma effect on operating results had the Company recorded compensation expense for the fair value of stock options.

     Income Taxes

      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Derivatives and Hedging Activities

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result of the Company’s adoption of SFAS 133, the Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

      The Company’s subsidiary, Bofors, had forward exchange contracts with a notional contract value of $14.2 million at December 31, 2001. These contracts, which were designated as cash flow hedges, were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle and the subsequent change in market value of $1.3 million for the year ended 2001 were charged to accumulated other comprehensive loss within stockholders’ equity.

     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, (the “Statements”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $4 million in 2002. The Company will perform the first of the required impairment tests of goodwill during the first quarter of 2002 and does not believe that the effect of these tests will have an impact on the earnings and financial position of the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

3.     Business Purchase

      On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment and

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt. The excess purchase price over the book value of the net assets acquired in the amount of $733 million was allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based on management’s estimate of their fair values. The remaining excess purchase price was allocated to goodwill and was being amortized over thirty years. Under the new provisions of the SFAS No. 142, beginning in 2002 goodwill will no longer be amortized but will be subject to annual impairment tests.

      On March 6, 2000, the Company acquired all of the outstanding stock of Barnes & Reinecke, Inc. (“BRI”), a subsidiary of Allied Research Corporation (“ARC”), headquartered in Arlington Heights, Illinois. BRI specializes in providing systems technical support and performance upgrades of defense equipment for U.S. and foreign governments. As consideration for the purchase, the Company paid BRI’s former owner, ARC, $3.7 million in cash and notes. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

      On September 6, 2000, the Company acquired all of the outstanding stock of Bofors Defence (“Bofors”) through a newly-created wholly-owned Swedish subsidiary of the Company, Bofors Defense Holding AB. As consideration for the purchase, the Company paid Bofors’ former owner, Celsius AB, 187.3 million Swedish Krona (approximately US $19.4 million). The acquisition was accounted for as a purchase and the financial statements reflect the results of operations of Bofors since the date of acquisition. Bofors net assets were $23.5 million and $26.7 million at December 31, 2000 and 2001, respectively.

      Bofors produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. Although the Swedish government is the primary customer, Bofors is dependent on exports for approximately half of its total sales.

      The unaudited pro forma results below assume the Bofors acquisition occurred at the beginning of each year presented (in thousands, except per share data).

	1999	2000

Sales	$1,470,016	$1,270,904
Net income before extraordinary item	10,073	18,618
Net income	10,073	19,298
Basic earnings per share:
Net income before extraordinary item	0.25	0.46
Net income	0.25	0.48
Diluted earnings per share:
Net income before extraordinary item	0.24	0.44
Net income	0.24	0.45

      The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year indicated or of future operations under the ownership and management of the Company.

4.     Inventories

      The majority of the Company’s inventories are related to contracts in process and are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead. The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1999, $12.6 million at December 31, 2000, and $16.1 million at December 31, 2001.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

	December 31

	2000	2001

Buildings	$42,413	$43,130
Machinery and equipment	175,501	172,401
Land and improvements	8,338	8,822
Construction in progress	7,848	9,257

	234,100	233,610
Less: accumulated depreciation	(153,325)	(156,110)

Property, plant and equipment, net	$80,775	$77,500

6.     Intangible Assets

      Intangible assets consist of the following (in thousands):

	December 31

	2000	2001

Firm business and ongoing programs	$172,736	$172,736
Computer software	42,280	43,823
Non-compete agreements	27,000	27,000
Deferred charges	8,548	13,107

	250,564	256,666
Accumulated amortization	(195,874)	(222,832)

	$54,690	$33,834

      The firm business and ongoing programs are being amortized based on revenues of related contracts or programs. The computer software and other intangibles are being amortized on a straight line basis over their estimated useful lives which is three to five years for computer software and six years for other intangibles. Deferred charges consist of financing costs associated with the acquisition of debt and are amortized based on the effective interest method, accelerated if early payments of outstanding debt are made.

7.     Accrued and other liabilities

      Accrued and other liabilities consist of the following (in thousands):

	December 31

	2000	2001

Accrued payroll and benefits	$62,061	$77,743
Contract related reserves	19,781	17,547
Other accrued liabilities	21,276	19,517

	$103,118	$114,807

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Pensions and Other Postretirement Benefits

      The majority of the Company’s domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

      With the exception of Bofors, most of the Company’s employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

      Bofors has a statutory pension obligation of $23.0 million and $16.5 million which is included in “accrued pension and postretirement benefit cost” on the consolidated balance sheets at December 31, 2000 and December 31, 2001, respectively. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 2000 and 2001 are as follows (in thousands):

			Postretirement
	Pension Benefits		Benefits

	2000	2001	2000	2001

Change in benefit obligation
Benefit obligation at beginning of year	$422,314	$471,634	$49,187	$49,230
Service cost	14,256	15,256	1,260	1,208
Interest cost	32,847	35,325	3,565	3,070
Net benefits paid, including settlements	(22,895)	(20,249)	(4,486)	(2,949)
Actuarial (gain) loss	13,309	36,249	(296)	(3,348)
Plan amendments	11,803	2,505	—	—

Benefit obligation at end of year	471,634	540,720	49,230	47,211
Change in plan assets
Fair value of plan assets at beginning of year	537,769	595,579	51,828	61,816
Actual return on plan assets	79,747	31,945	11,581	4,310
Employer contributions	958	1,426	2,893	2,831
Net benefits paid, including settlements	(22,895)	(20,249)	(4,486)	(2,949)

Fair value of plan assets at end of year	595,579	608,701	61,816	66,008

Funded status	123,945	67,981	12,586	18,797
Unrecognized actuarial (gain) loss	(25,029)	29,710	(8,418)	(10,204)
Unrecognized prior service cost	14,528	15,522	—	—

Net amount recognized	$113,444	$113,213	$4,168	$8,593

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension and postretirement benefit cost	$118,932	$119,235	$4,168	$8,593
Accrued pension and postretirement benefit cost	(5,488)	(6,022)	—	—

Net amount recognized	$113,444	$113,213	$4,168	$8,593

      The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 1999, 2000 and 2001:

	Year ended December 31,

	1999	2000	2001

Weighted-average assumptions
Discount rate	7.50%	7.50%	7.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	4.50%

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables show the components of the net periodic benefit cost (in thousands):

	Year ended December 31,

	1999	2000	2001

Pension Benefits
Service cost	$13,747	$14,256	$15,256
Interest cost	27,982	32,847	35,325
Expected return on plan assets	(45,213)	(47,904)	(50,807)
Net amortization and recognized losses	1,324	1,993	1,830
Special termination benefits and curtailments	650	—	—

Net periodic benefit cost (income)	$(1,510)	$1,192	$1,604

	Year ended December 31,

	1999	2000	2001

Postretirement benefits
Service cost	$1,489	$1,260	$1,208
Interest cost	3,420	3,565	3,070
Expected return on plan assets	(4,797)	(4,938)	(5,332)
Net amortization and recognized losses	—	(35)	(540)

Net periodic benefit cost(income)	$112	$(148)	$(1,594)

      Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company’s downsizing and consolidation of operations.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $12.6 million, $6.8 million and $1.0 million, respectively, at December 31, 2000 and $11.3 million, $8.3 million and $2.0 million, respectively, at December 31, 2001.

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001. The rate was assumed to decrease to 5% in 2006 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$114	$(88)
Effect on the postretirement benefit obligation	$1,079	$(870)

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-term Debt

      Borrowings under long-term debt arrangements are as follows (in thousands):

	December 31

	2000	2001

Senior secured credit facilities	$86,757	$430,900
Senior subordinated notes	182,820	—

	269,577	430,900
Less: current portion	23,086	8,307

	$246,491	$422,593

      Cash paid for interest was $36.2 million, $26.5 million and $24.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     $725 Million Senior Secured Credit Facility through August 2001

      In October 1997, the Company entered into a senior secured credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $149.8 million and $86.8 million at December 31, 1999 and 2000, respectively. As described below, this credit facility was replaced with a new $800 million senior secured credit facility in August 2001.

      The term loan facilities bore interest at variable rates with a weighted average rate of 8.82% and 7.91% at December 31, 1999 and 2000, respectively. These loans were due through 2006 and provided for quarterly principal payments.

      The revolving credit facility provided for loans and letters of credit and matures in 2003. The Company had outstanding letters of credit under the facility of $142 million at December 31, 2000. There was $88 million available under the revolving credit facility at December 31, 2000. The Company was obligated to pay a fee of 0.25% on the unused revolving credit facility.

      Amounts outstanding under the senior secured credit facility were secured by a lien on all the assets of the Company and its domestic subsidiaries.

      Mandatory prepayments and reductions of outstanding principal amounts were required upon the occurrence of certain events. The senior secured credit facility contained customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions.

     $200 Million Senior Subordinated Notes through August 2001

      In October 1997, the Company issued $200 million of senior subordinated notes. The senior subordinated notes were unsecured, bore interest at 8.75% payable semiannually, and were scheduled to mature in 2007. The payment of principal and interest was subordinated in right of payment to all senior debt.

      The senior subordinated notes were not redeemable other than in connection with a public equity offering or a change in control prior to November 2002, at which time the notes were redeemable at a premium, initially at 104.375% of the principal amount. The senior subordinated notes had customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the senior subordinated notes. During 2000 the Company purchased approximately $17 million of its senior subordinated notes in the open market.

      As described below, in August 2001, a portion of the proceeds from a new $800 million senior secured credit facility was used to complete a tender offer for the outstanding senior subordinated notes. The extinguishment of the debt resulted in a net loss of $22.6 million, reported as an extraordinary item, which consisted of an $18.1 million tender premium paid to the debt holders and a $4.5 million write-off of related unamortized financing costs.

     $800 Million Senior Secured Credit Facility

      In August 2001, the Company entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility.

      Outstanding borrowings on the new term loan facilities were $430.9 million at December 31, 2001. The facilities bear interest at variable rates with a weighted average rate of 5.14% at December 31, 2001. These loans are due through 2009 and provide for quarterly principal and interest payments.

      The revolving credit facility provides for loans and letters of credit and matures in 2007. The Company has outstanding letters of credit under the facility of approximately $114 million at December 31, 2001, and there was $86 million available under the revolving credit facility at December 31, 2001. The Company is obligated to pay a fee of 0.50% on the unused revolving credit facility.

      Amounts outstanding under the senior secured credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries.

      Mandatory prepayments and reductions of outstanding principal amounts are required upon the occurrence of certain events, including the sale of common stock in an initial public offering. The senior secured credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, certain restrictions on payment of dividends, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions.

      The terms of the agreement allowed the Company to pay approximately $381.7 million in dividends to holders of common stock. In addition to dividends and the tender for the senior subordinated notes, the Company paid from the debt proceeds $19.2 million of financing costs which have been deferred and $18.6 million of performance bonuses, consulting and management fees which are included in costs and expenses for the year ended December 31, 2001.

      Pursuant to the terms of agreement entered into under the senior secured credit facility, the Company’s applicable margin for the term loans may be reduced if the Company’s secured leverage ratio (as defined in the Agreement) decreases. The Company’s results during the year ended December 31, 2001 exceeded the required level ratio targets resulting in a reduction of the margin in the interest rates and reduced pricing for letters of credit, effective as of January 1, 2002.

      On January 30, 2002 the Company made an additional debt prepayment under the senior secured credit facility for $8.3 million, resulting in a charge of $0.5 million in unamortized finance costs reported as an extraordinary item.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Annual Maturities

      Annual maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

2002	$8,307
2003	33,227
2004	33,227
2005	33,227
2006	33,227
Thereafter	289,685

$430,900

10.     Commitments and Contingencies

     Termination Claims

      The Grizzly program’s funds (see Item 1) were cancelled by the Office of the Secretary of Defense (“OSD”) in December 1999. This action was taken by OSD solely due to not having sufficient funds to support the Army’s Medium Force Brigade initiative. The three Heavy Armor Divisions that remain still require the in-stride, complex obstacle breaching capabilities that the Company believes can only be accomplished by Grizzly. As a result of this requirement, the development program has been extended numerous times since 2000. The contractual end-date of the program was February 15, 2002. Two prototype vehicles were delivered to the Army during the week of February 11, 2002 and the related system support package is being delivered per the customer’s direction. The Grizzly is a fully-funded cost plus contract with a value of approximately $150 million.

      The Company submitted a Termination Settlement Proposal to the Defense Contract Management Agency on March 14, 2001, requesting reimbursement for minimum fee, severance and other termination expenses.

     Operating Leases

      The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 1999, 2000, and 2001 was $12.4 million, $14.2 million and $13.5 million, respectively. Several of one company’s leases contain escalation clauses that increase in rent based on future increases in the Consumer Price Index. Minimum future rentals under noncancellable leases are estimated to be $12.3 million in 2002, $10.1 million in 2003, $9.7 million in 2004, $8.7 million in 2005, $8.1 million in 2006 and $8.1 million thereafter.

     Legal Proceedings

      Alliant Techsystems, Inc. (“Alliant”), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The breach of contract litigation by Alliant against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

      The Company was a defendant in a qui tam case filed jointly under the U.S. Civil False Claims Act (the “FCA”) by one present and one former employee of ours in Fridley, Minnesota. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC Corp., and Harsco Corp., was filed against the Company and its prior owners on

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 23, 1997 in the U.S. District Court for the District of Minnesota and primarily alleged that the Company improperly obtained payment under various of our government contracts by supplying components which did not comply with applicable technical specifications. The relators’ complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

      A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. The amount of the settlement had been fully accrued as of December 31, 2000 in accrued and other liabilities. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

      The Company may be subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

     Environmental Matters

      The Company spends certain amounts annually to maintain compliance with environmental laws. Operating and maintenance costs associated with environmental compliance and prevention of pollution at the Company’s facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company’s contracts with the U.S. government (Allowable Costs).

      As with compliance costs, a significant portion of the Company’s expenditures for remediation at its facilities consists of Allowable Costs. As of December 31, 2001 the Company has accrued approximately $14 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. government contracts. The amount accrued is based on estimated liabilities for each site in which the Company is able to make reasonable estimates. The Company does not believe there are significant uncertainties affecting the estimated liabilities or amounts that will be paid in the near term. The most significant of the estimated liabilities is based on the Company’s experience related to ongoing remediation efforts. In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs that are Non-Allowable Costs through the year 2007 for environmental losses previously identified by the Company to the Sellers. Accordingly, the Company has recorded a receivable for $1.6 million expected to be reimbursed over the next 6 years by the Sellers under the terms of the acquisition agreement.

     Turkey Joint Venture Offset Obligation

      The Company’s joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 (this commitment is commonly referred to as an “offset” obligation) or pay a penalty of 9% of the shortfall in required export sales which penalty could be as high as $40 million. There can be no assurance that the joint venture will be able to completely fulfill its offset obligations or renegotiate an acceptable alternative, in which case the Company may have to fund its proportionate share of any offset obligation through additional investments in the joint venture. At December 31, 2000, the Company’s equity accounting for the joint venture assumed the joint venture would be obligated for approximately $30 million of the total penalty exposure of which the Company’s 51% share would be approximately $15 million.

      The joint venture’s accrual for this obligation was made prior to 1998. The Company’s equity in earnings from the joint venture was not significantly affected by changes in the joint venture’s offset obligation during 1999 and 2000. Export sales by the joint venture from a recently signed contract with the government of Malaysia are expected to satisfy a significant portion of this exposure. Consequently, the Company’s equity in earnings was increased by approximately $8.6 million during the year ended December 31, 2001 as a result of a reduction in

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the joint venture’s expected offset obligation. The reduction in the estimate of offset obligation resulted from significant progress during 2001 on execution of the contract with Malaysia and the receipt in September 2001 of written acknowledgement by the Turkish government that sales made under that contract will qualify for satisfaction of the offset obligation.

      The Company accounts for its 51% investment in the joint venture by using the equity method rather than consolidating it because the Company does not control the joint venture, although it does have the ability to exercise significant influence over the operating and financial policies of the joint venture.

11.     Stockholders’ Equity

Common Stock Options

      During 1998, the Company adopted the 1998 Stock Option Plan (the “Option Plan”) under which 3,201,300 shares of common stock were reserved for issuance at December 31, 2001. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.

	Year ended December 31,

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	1999	price	2000	price	2001	price

Options outstanding, beginning of year	3,231,000	$4.44	3,280,275	$4.52	3,231,900	$4.61
Options granted	69,750	8.89	51,750	9.66	168,428	5.94
Options canceled	(13,950)	8.03	(90,000)	4.44	(100,574)	4.44
Options exercised	(6,525)	4.44	(10,125)	4.44	(1,083,188)	4.48

Options outstanding end of year	3,280,275	4.52	3,231,900	4.61	2,216,566	4.80

Options exercisable end of year	941,456	4.63	1,535,018	4.58	1,684,988	4.75

      The following table summarizes options data as of December 31, 2001:

	Options Outstanding			Options Exercisable

			Weighted
	Number	Weighted	average	Number	Weighted
	as of	average	remaining	as of	average
	December 31,	exercise	contractual	December 31,	exercise
Range of exercise prices	2001	price	life	2001	price

$4.44	2,070,638	$4.44	7.2	1,594,410	$4.44
$8.89 – $11.11	139,500	9.61	8.2	84,150	9.79
$15.56	6,428	15.56	9.6	6,428	15.56

Total	2,216,566	4.80	7.2	1,684,988	4.75

      Options granted in 1999 were at $8.89 per share and had an estimated grant date fair value of $4.25 per option. Options were granted at $8.89 and $11.11 during the year ended December 31, 2000 and had an estimated weighted average fair value on the date of grant of $3.09. Options were granted at $4.44, $8.89, $11.11, and $15.56 during the year ended December 31, 2001 and had an estimated weighted average fair value on the date of grant of $5.38. The Company recorded compensation cost of $0.2 million.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company’s net income in 1999 would have been approximately $1.7 million ($0.04 per basic and diluted share), the net income in 2000 would have been approximately $17.6 million ($0.43 and $0.41 per basic and diluted share, respectively), and the net income in 2001 would have been approximately $7.5 million ($0.18 and $0.17 per basic and diluted share, respectively). The effect of applying SFAS No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

      The fair value of each option grant is estimated on the date of grant using the minimum value model for options granted in 1999 and 2000 and the Black-Scholes model for options granted in 2001 with the following assumptions: dividend yield of 0%; risk-free interest rates of 6.5%, 5.5% and 6.25%, respectively; and expected life of the option term of 10 years, 7 years and 7 years, respectively; and volatility, where applicable, of 0.357.

     Employee Stock Purchase Plan

      Under the Employee Stock Purchase Plan (the “ESPP”), certain employees are provided the opportunity to purchase shares of the Company’s common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by the Company. Related loans including interest at 7.5%, were repaid in August 2001.

12.     Income Taxes

      The Company’s provision for income taxes consists of the following components:

	1999	2000	2001

Federal	$2,193	$3,766	$570
Foreign	—	1,400	2,222
State	453	834	3,108

Total	$2,646	$6,000	$5,900

      The Company’s current tax liability for all periods consists of the current tax liabilities of its wholly owned Foreign Sales Corporation, Alternative Minimum Tax liabilities, current state tax liabilities in jurisdictions that impose minimum taxes or restrict use of net operating loss carryforwards, and the tax expense of its wholly owned foreign subsidiaries.

      The Company’s effective tax rate differed from the statutory federal income tax rate because of the following differences:

	1999		2000		2001

Statutory federal tax rate	35.0%		35.0%		35.0%
Effect of taxes on joint venture/ foreign earnings	0%		4.2%		5.2%
Sales Corporation/extraterritorial income exclusion benefit	(17.1%	)	(5.2%	)	(5.1%	)
Disallowed expenses and other	72.9%		15.4%		(18.4%	)
Change in valuation allowance	(43.4%	)	(24.6%	)	(3.0%	)

Effective tax rate	47.4%		24.8%		13.7%

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax asset are as follows (in thousands):

	December 31,

	2000	2001

Deferred tax assets:
Alternative Minimum Tax Credits	$1,944	$2,514
Accrued expenses	7,749	13,347
Net operating loss carryforwards	74,192	64,111
Depreciation	9,042	6,916

	92,927	86,888
Deferred tax liabilities:
Intangibles, accrued compensation, and benefits	(32,986)	(17,438)
Other	(6,129)	(16,888)

	(39,115)	(34,326)

Net deferred tax asset	53,812	52,562
Valuation allowance	(53,812)	(52,562)

Net deferred taxes on balance sheet	$—	$—

      The net deferred tax asset at December 31, 2000 and 2001 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and any limitations applied to the use of carryforward tax attributes.

      The Company has approximately $160 million in net operating loss carryforwards which expire at varying dates through 2017. The future period utilization of these losses may be limited in the event of certain changes in the Company’s ownership.

13.     Fair Value of Financial Instruments

      The carrying amount of the Company’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 2000, fair market value of the Company’s long-term debt was estimated to be $86.6 million and $171.9 million for the senior credit facility and subordinated debt, respectively. At December 31, 2001, the fair market value of the Company’s long-term debt was estimated to be $430.9 million for the senior secured credit facility.

      The fair values of the senior credit facility represent management’s best estimates based on other financial instruments with similar characteristics. Since the facility has variable rate debt, its fair value approximates its carrying amount. The fair values of the subordinated debt are based on quoted market prices.

14.     Significant Customer and Export Sales

      Sales to various agencies of the U.S. Government aggregated $995.0 million, $832.9 million and $1,013.2 million during the years ended December 31, 1999, 2000 and 2001, respectively.

      At December 31, 2000 and 2001, trade accounts receivable from the U.S. Government totaled $66.8 million and $36.5 million, respectively.

      Export sales, including sales to foreign governments transacted through the U.S. Government, were $218.6 million, $297.6 million and $182.4 million during the years ended December 31, 1999, 2000 and 2001,

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. In addition there were sales to foreign governments transacted by the Company’s foreign subsidiary of $53.4 million and $123.0 million during the years ended December 31, 2000 and 2001, respectively.

15.     Related Party Transactions

      In accordance with the management agreement between the Company and Carlyle an annual fee of $2.0 million for various management services was paid to Carlyle during the years ended December 31, 1999, 2000 and 2001.

      The Company incurred $18.6 million in expenses in connection with the August 2001 recapitalization (see Note 9), including performance bonuses of $11.1 paid to management and outside directors and consulting and management fees of $7.5 million which includes $2.3 million paid to Carlyle, which is included in selling, general and administrative expenses. Additionally, Carlyle was paid a fee of $1.2 million for investment banking services, which is included in deferred financing costs.

      The Company expects investment funds sponsored by Carlyle will continue to own a significant portion of its common shares after the initial public offering. Individuals affiliated with Carlyle are expected to continue to influence the Company’s operations. The Company has entered into agreements with four affiliates of its principal stockholder whereby the Company has agreed to designate one nominee to the Company’s board of directors on behalf of each of these entities. These agreements will remain in effect so long as Iron Horse owns greater than 20% of the Company’s voting stock.

      One of the Company’s directors was formerly affiliated with a law firm that provides services to the Company. Amounts paid to the law firm for such services were approximately $51,000, $138,000 and $11,518 for the years ended December 31, 1999, 2000 and 2001, respectively.

16.	Employees’ Thrift Plan

      Substantially all of the Company’s domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.1 million, $7.9 million, and $8.8 million in the years ended December 31, 1999, 2000 and 2001, respectively.

17.	Earnings Per Share and Unaudited Pro Forma Earnings Per Share

      Basic and diluted earnings per share results for all periods presented were computed based on the net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Net income:
Income before extraordinary item	$2,938	$18,165	$37,022
Extraordinary item — net gain (loss) from extinguishment of debt	—	680	(28,246)

Net income for basic and diluted computations	$2,938	$18,845	$8,776

Average common shares outstanding:
Average number of common shares outstanding for basic computations	40,593	40,584	41,265
Dilutive stock options-based on the treasury stock method	1,459	1,835	1,939

Average number of common shares outstanding for diluted computations	42,052	42,419	43,204

Earnings per share:
Earnings per share — basic:
Income before extraordinary item	$0.07	$0.45	$0.90
Extraordinary item — net gain (loss) from extinguishment of debt	—	0.01	(0.69)

Net income	$0.07	$0.46	$0.21

Earnings per share — diluted:
Income before extraordinary item	$0.07	$0.43	$0.86
Extraordinary item — net gain (loss) from extinguishment of debt	—	.01	(0.66)

Net income	$0.07	$0.44	$0.20

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10.	Directors and Executive Officers

      The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2002.

ITEM 11.	Executive Compensation

      The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions “Executive Compensation” and “Employment Agreements” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2002. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement are not incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 12.	Principal Stockholders

      The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2002.

ITEM 13.	Certain Transactions

      The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2002.

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are included as part of this Annual Report on Form 10-K:

           1. The index of the financial statements has been included with Item 8.

           2. Financial statement schedules:

United Defense Industries, Inc.

Valuation and Qualifying Accounts

For Years Ended December 31, 1999, 2000 and 2001

Schedule II

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs &	other	Deductions/	End of
Description	of Period	expenses	accounts	Payments	Period

Year Ended December 31, 1999:
Reserve for remediation and compliance costs	$12,930	$170	$—	$—	$13,100
Restructuring reserve	8,700	—	—	7,100	1,600
Litigation reserve	—	5,100	—	—	5,100
Allowance for Doubtful Accounts	1,327	677		1,177	827

Total	$22,957	$5,947	$—	$8,277	$20,627

Year Ended December 31, 2000:
Reserve for remediation and compliance costs	$13,100	$1,155	$—	$—	$14,255
Restructuring reserve	1,600	—	—	500	1,100
Litigation reserve	5,100	3,000	—	1,854	6,246
Allowance for Doubtful Accounts	827	274	—	38	1,063

Total	$20,627	$4,429	$—	$2,392	$22,664

Year Ended December 31, 2001:
Reserve for remediation and compliance costs	$14,255	$—	$—	$—	$14,255
Restructuring reserve	1,100	—	—	1,100	—
Litigation reserve	6,246	—	—	1,724	4,522
Allowance for Doubtful Accounts	1,063	1,039	51	114	2,039

Total	$22,664	$1,039	$51	$2,938	$20,816

      All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

      (b) Reports on Form 8-K filed in the fourth quarter of 2001.

          None.

      (c) Index of Exhibits. See below.

Exhibit
No.	Description of Exhibit

3.1(1)	Second Amended and Restated Certificate of Incorporation of United Defense Industries, Inc.
3.2(1)	Second Amended and Restated Bylaws of United Defense Industries, Inc.
4.1(1)	Form of stock certificate of common stock.
4.2(2)	Form of Stockholders Agreement, by and among Iron Horse Investors, L.L.C., United Defense Industries, Inc. and each other holder of Common Stock.
4.3(2)	Stockholders Agreement, dated as of July 22, 1998, by and between Iron Horse Investors, L.L.C., United Defense Industries, Inc., the UDLP Non-Qualified Trust and United Defense, L.P.
4.4(1)	Credit Agreement dated as of August 13, 2001 among Iron Horse Investors, L.L.C., United Defense Industries, Inc., various lending institutions party thereto, Deutsche Banc Alex. Brown Inc. and Lehman Brothers Inc., as co-lead arrangers, Citicorp USA, Inc., The Bank of Nova Scotia and Credit Lyonnais New York Branch as Documentation Agents, Bankers Trust Company as Administrative Agent and Lehman Commercial Paper Inc. as Syndication Agent.
4.5(2)	United Defense 1998 Stock Option Plan.
4.6(2)	Form of Option Contract.
4.7(2)	United Defense Industries, Inc. Equity Purchase Plan.
4.8(1)	Registration Rights Agreement by and between Iron Horse Investors, L.L.C. and United Defense Industries, Inc.
4.9(1)	Management Incentive Plan.
4.10(1)	UDLP Employees Pension Plan.
4.11(1)	UDLP Excess Pension Plan.
4.12(1)	United Defense, L.P. Option Plan.
4.13(1)	Form of Retention Bonus Plan Award Letter.
4.14(1)	Severance Pay Plan.
4.15(1)	Amendment and Waiver to Credit Agreement dated as of October 15, 2001.
4.16(1)	Amendment to Credit Agreement dated as of October 26, 2001.
10.1(1)	Sub-Lease Agreement among the Louisville/ Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/ Jefferson County Development Authority, Inc. and United Defense, L.P., as supplemented by Modifications Nos. 1-12.
10.2(1)	Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, L.P., Armament Systems Divisions and the U.S. Government Naval Sea Systems Command for the use of the government owned facility located at 4800 East River Road, Minneapolis, MN 55459, including Amendment dated September 30, 2001.
10.3(7)	Agreement to purchase, dated October 29, 2001 among United Defense, L.P., Armament Systems Divisions and the United States of America acting by and through the Administrator of General Services, certain real estate known as the Naval Industrial Reserve Ordnance Plant, Fridley, Minnesota located at 4800 East River Road, Fridley, MN 55421.
10.4(2)	Management Agreement dated October 6, 1997 among United Defense Industries, Inc., United Defense, L.P. and TC Group Management, L.L.C.
10.5(3)	Professional Service Agreement with J.H. Binford Peay, III.
10.6(3)	Professional Service Agreement with John M. Shalikashvili.
10.7(4)	Professional Service Agreement with Robert M. Kimmitt.
10.8(5)	Executive Compensation Agreement with Thomas W. Rabaut, dated as of May 21, 1999.
10.9(1)	First Amendment to Employment Agreement with Thomas W. Rabaut, dated as of July 18, 2001.
10.10(5)	Executive Compensation Agreement with David V. Kolovat, dated as May 21, 1999.
10.11(7)	First Amendment to Employment Agreement with David V. Kolovat, dated as of July 18, 2001.

Exhibit
No.	Description of Exhibit

10.12(5)	Executive Compensation Agreement with Peter C. Woglom, dated as of May 21, 1999.
10.13(1)	First Amendment to Employment Agreement with Peter C. Woglom, dated as of July 18, 2001.
10.14(5)	Executive Compensation Agreement with Francis Raborn, dated as of May 21, 1999.
10.15(1)	First Amendment to Employment Agreement with Francis Raborn, dated July 18, 2001.
10.16(5)	Executive Compensation Agreement with Dennis A. Wagner, III, dated as of May 21, 1999.
10.17(7)	First Amendment to Employment Agreement with Dennis A. Wagner, III, dated July 18, 2001.
21.1(6)	Subsidiaries of United Defense Industries, Inc.
23.1(7)	Consent of Ernst & Young LLP.
23.2(7)	Consent: Report of Independent Auditor (Andersen).
23.3(7)	Consent: Report of Independent Auditor (Authur Andersen & Co.).
99.1(7)	Confirmation letter regarding Andersen’s quality control system for accounting and auditing practice.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-71986) filed with the Securities and Exchange Commission on October 22, 2001.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.

(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1998.

(5)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000.

(7)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Chief Financial Officer and Principal Financial
and Accounting Officer of the Registrant

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS W. RABAUT Thomas W. Rabaut	President, Chief Executive Officer and Director	March 15, 2002

/s/ FRANCIS RABORN Francis Raborn	Chief Financial Officer and Director	March 15, 2002

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board	March 15, 2002

/s/ FRANK C. CARLUCCI Frank C. Carlucci	Director	March 15, 2002

/s/ PETER J. CLARE Peter J. Clare	Director	March 15, 2002

/s/ ALLAN M. HOLT Allan M. Holt	Director	March 15, 2002

/s/ ROBERT M. KIMMITT Robert M. Kimmitt	Director	March 15, 2002

/s/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 15, 2002

/s/ J. H. BINFORD PEAY, III J.H. Binford Peay, III	Director	March 15, 2002