Form 10-Q
period 2002-03-31
UNITED DEFENSE INDUSTRIES INC
filed 2002-05-01
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2002	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 Wilson Boulevard, Suite 700,

Arlington, Virginia, 22209-2411
(703) 312-6100
(Address and telephone number of principal executive offices of
Registrant and each Co-Registrant)

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

      As of April 15, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $706,232,798 based on the closing price of $28.41 per share on the New York Stock Exchange on such date.

      Common Stock, $.01 par value 51,073,059 Shares Outstanding as of April 15, 2002

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$90,535	$67,297
Trade receivables	78,387	107,811
Long-term contract inventories	368,167	393,119
Other current assets	14,406	16,630

Total current assets	551,495	584,857
Property, plant and equipment, net	90,352	86,917
Goodwill, net	97,582	101,002
Intangible assets, net	20,982	19,056
Prepaid pension and postretirement benefit cost	127,828	128,231
Restricted cash	14,950	15,084
Other assets	9,103	6,538

Total assets	$912,292	$941,685

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$8,307	$8,307
Accounts payable, trade and other	88,273	75,055
Advanced payments	394,771	437,559
Accrued and other liabilities	114,807	95,458

Total current liabilities	606,158	616,379
Long-term liabilities:
Long-term debt, net of current portion	422,593	414,287
Accrued pension and postretirement benefit cost	22,487	23,450
Other liabilities	27,420	27,894

Total liabilities	1,078,658	1,082,010
Commitments and contingencies
Stockholders’ Deficit:
Common stock $.01 par value, 150,000,000 shares authorized; 50,915,689 and 51,066,064 issued and outstanding at December 31, 2001 and March 31, 2002, respectively	509	510
Additional paid-in-capital	167,457	168,115
Deferred Compensation	(648)	(623)
Retained deficit	(329,528)	(310,510)
Accumulated other comprehensive gain	(4,156)	2,183

Total stockholders’ deficit	(166,366)	(140,325)

Total liabilities and stockholders’ deficit	$912,292	$941,685

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except in shares and per share data)

	Three months ended March 31,

	2001	2002

Revenue:
Sales	$292,080	$356,443
Costs and expenses:
Cost of sales	231,193	296,594
Selling, general and administrative expenses	42,228	28,117
Research and development	4,367	5,664

Total expenses	277,788	330,375

Income from operations	14,292	26,068
Other income (expense):
Earnings related to investments in foreign affiliates	654	904
Interest income	1,671	1,179
Interest expense	(6,194)	(6,141)

Total other expense	(3,869)	(4,058)
Income before income taxes	10,423	22,010
Provision for income taxes	5,293	2,750

Income before extraordinary item	5,130	19,260
Extraordinary item — net loss from early extinguishment of debt	—	(242)

Net income	$5,130	$19,018

Earnings per common share — basic:
Income before extraordinary item	$0.13	$0.38
Extraordinary item	—	(0.01)

Net income	$0.13	$0.37

Weighted average common shares outstanding	40,582,501	50,997,154
Earnings per common share — diluted:
Income before extraordinary item	$0.12	$0.37
Extraordinary item	—	(0.01)

Net income	$0.12	$0.36

Weighted average common shares outstanding	42,488,715	52,721,048

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

Balance, December 31, 2001	$509	$167,457	$(648)	$(329,528)	$(4,156)	$(166,366)
Amortization of deferred stock compensation	—	—	25	—	—	25
Exercise of options	1	658	—	—	—	659
Net foreign currency translation	—	—	—	—	2,716	2,716
Change in fair value of foreign currency and interest rate hedges		—	—		3,623	3,623
Net income for the three months ended March 31, 2002		—	—	19,018	—	19,018

Balance, March 31, 2002	$510	$168,115	$(623)	$(310,510)	$2,183	$(140,325)

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended March 31,

	2001	2002

Operating activities
Net income	$5,130	$19,018
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,926	6,295
Amortization	14,854	1,174
Amortization of financing costs	1,289	680
Non-cash compensation	—	25
Net loss from early extinguishment of debt	—	242
Changes in assets and liabilities:
Trade receivables	(1,429)	(27,891)
Inventories	(28,480)	(13,605)
Other assets	2,935	507
Prepaid pension and postretirement benefit cost	(587)	(403)
Accounts payable, trade and other	(22,366)	(14,014)
Advanced payments	20,821	33,227
Accrued and other liabilities	(12,292)	(18,044)
Accrued pension and postretirement benefit cost	(1,747)	963

Cash used in operating activities	(14,946)	(11,826)

Investing activities
Capital spending	(1,769)	(2,346)
Disposal of property, plant and equipment	156	—
Purchase of Cell ITS	—	(4,135)

Cash used in investing activities	(1,613)	(6,481)

Financing activities
Payments on long-term debt	(34,814)	(8,306)
Proceeds from sale of common stock	—	659

Cash used in financing activities	(34,814)	(7,647)

Effect of exchange rate changes on cash and marketable securities	212	2,716

Decrease in cash and marketable securities	(51,161)	(23,238)
Cash and marketable securities, beginning of year	113,357	90,535

Cash and marketable securities, end of period	$62,196	$67,297

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.  Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2001 has been derived from the audited financial statements of United Defense Industries, Inc. (the “Company”), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Changes in Accounting Principle

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, (the “Statements”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      On January 1, 2002, the Company began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. The following information reconciles reported net income and earnings per share to adjusted net income and earnings per share, excluding the goodwill amortization previously recognized.

	Three months ended March 31,

(In thousands, except in shares and per share data)	2001	2002

Net income
Income before extraordinary item	$5,130	$19,260
Add back goodwill amortization	2,020	—
Extraordinary item	—	(242)

Adjusted net income	$7,150	$19,018

Basic earnings per share
Income before extraordinary item	$0.13	$0.38
Add back goodwill amortization	0.05	—
Extraordinary item	—	(0.01)

Adjusted net income	$0.18	$0.37

Weighted average common shares outstanding	40,582,501	50,997,154
Diluted earnings per share
Income before extraordinary item	$0.12	$0.37
Add back goodwill amortization	0.05	—
Extraordinary item	—	(0.01)

Adjusted net income	$0.17	$0.36

Weighted average common shares outstanding	42,488,715	52,721,048

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company will complete the first of the required impairment tests of goodwill during the second quarter of 2002 and does not believe that the effect of these tests will have a material impact on its earnings or its financial position.

3.  Investments in Affiliated Companies

      The Company’s investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because, although the Company does not control the joint ventures, it has the ability to exercise some influence over their operating and financial policies. Equity in earnings from these investments was $0.7 million and $0.9 million for the three months ended March 31, 2001 and 2002. The following table summarizes financial information for these joint ventures:

	Three months ended
	March 31,
	(In thousands)

	2001	2002

Sales	$37,055	$26,880
Cost of sales	21,728	14,912
Net income	1,243	4,424

4.  Sale of Equity Investment in Saudi Arabian Joint Venture

      In view of the declining scale and business prospects of the Company’s Saudi Arabian joint venture, United Defense Systems Ltd. (“UDS”), as described in the Company’s Form 10-K Report for the year ended December 31, 2001, the Company has entered into agreement with its Saudi Arabian joint venture partner, Al-Hejailan Projects Company Ltd. (“Al-Hejailan”), under which the Company will sell its interest in the joint venture to Al-Hejailan for approximately $408,000. Completion of the sale is expected to occur within the next twelve months.

5.  Cell ITS Acquisition

      On March 26, 2002, the Company, through its subsidiary, Bofors Defence, finalized the acquisition of 100% of the outstanding stock of Cell ITS AB, a company incorporated under the laws of Sweden and wholly owned by Cell Network AB. Cell ITS specializes in interactive training and simulation. As consideration for the purchase, the Company paid its former owner, Cell Network AB, 45 million Swedish krona (SEK) (approximately $4.3 million), of which 20 million SEK was held in escrow as a lien for the fulfillment of certain receivables. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of Cell ITS for the first quarter 2002. Final price allocation has not yet been determined.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — March 31, 2002

Special Note Regarding Forward Looking Statements

      This report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the “Company”) to design and implement key technological improvements and to execute its internal performance plans; changing priorities or reductions in the U.S. government defense budget; the Company’s ability to win and retain government contracts; changes in defense procurement models; the impact on the Company’s operating results of the timing of manufacturing and delivery of products under U.S. Government contracts; termination of government contracts due to unilateral government action; The Company’s ability to make and successfully integrate acquisitions; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; the performance of, and political and other risks associated with, the Company’s international operations and joint ventures; and the effect on our financial and operating activity of the Company’s significant level of debt. For additional information, see “Risk Factors” in the Company’s Registration Statement on Form S-1, SEC File Number 333-71986.

      The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

      United Defense is a leader in the design, development and production of combat vehicles, artillery, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense (“DoD”) and more than 40 foreign militaries. For many of our key DoD programs, we are the sole-source prime contractor and systems integrator. We conduct global operations through our manufacturing facilities in the United States and Sweden, through a manufacturing joint venture in Turkey, and through co-production programs with various other governments and foreign contractors.

      The Carlyle Group formed United Defense Industries, Inc. in October of 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. The Carlyle Group continues to own a significant portion of our common stock. Individuals affiliated with The Carlyle Group are expected to continue to influence our operations.

      Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity.

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, repair and maintenance, and some other matters are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. The production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. All of our U.S. Government contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs reimbursed or allowed in our negotiation of fixed-price contracts.

      We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley production contracts, sales are not recognized until the U.S. Army fields individual units because it is at that point that the risks and rewards of ownership are transferred. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. We tend to deliver products to our foreign customers in lots, which also results in an inventory build-up pending delivery. We record sales under cost reimbursement contracts as costs are incurred.

      We use the contract method of accounting for our fixed-price contracts and therefore record gross margin on each unit produced at the time a sale is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We currently evaluate estimates of gross margin three times each year and use the cumulative catch-up method to recognize changes in estimates of sales and gross margins during the period in which those changes are determined. We charge any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of our operating costs for production contracts are materials, subcontractor costs, labor and overhead. The principal operating costs for engineering and development contracts are compensation costs for the engineers and designers and related overhead necessary to support those personnel. All of these operating costs are charged to inventory as incurred. We also use the last-in, first-out, or LIFO, method of accounting, which generally results in higher cost of sales in periods when current costs of the inventory are higher than comparable costs in prior periods and a periodic charge to earnings to reflect changes in the costs of components of inventory. We expense selling, general, administrative, and research and development costs in the period incurred. The major components of these costs include compensation, overhead and amortization of intangibles.

      We are a supplier of armored combat vehicles and weapons delivery systems to the DoD and a number of allied military forces worldwide. Our products include critical elements of the U.S. military’s tactical force structure. We had a firm funded backlog of approximately $2.1 billion as of March 31, 2002, a substantial majority of which was derived from sole-source, prime contracts. Approximately 77% of the Company’s sales for the first three months of 2002 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

      There were no material changes to our major programs from those described in our Form 10-K Report, other than normal additional funding as new contracts are negotiated and awarded, except as follows:

      Crusader Artillery System (“Crusader”): We believe that the DoD is reviewing the combat mission rationale for and potential scale (procurement quantity) of a number of major weapon systems currently in development, including the Crusader. Our performance under the current Crusader development contract continues to meet schedule, budget, and performance requirements, and to date the Army has continued to strongly support the development completion and large-scale procurement (480 systems) of Crusader. Nonetheless, we are unable to predict the final outcome of the DoD review process and its interplay with the legislative process, which ultimately governs DoD procurement of major weapon systems. In the event such outcomes were to result in the cancellation, reduction in scale, or significant delay of the Crusader system, our revenues and profits would correspondingly be reduced during the fiscal periods impacted by any such decisions.

      Future Combat Systems (“FCS”): Subsequent to the Lead System Integrator (LSI) award to the Boeing-SAIC team, as described in our Form 10-K Report for the year ended December 31, 2001, the LSI has solicited proposals from a broad range of industrial and academic institutions interested in participating in FCS. We have submitted a number of proposals, in an effort to participate in FCS concept development work under LSI’s direction. We expect to be informed within the next three months as to whether any of our proposals are accepted.

      United Defense Systems — Arabia: In view of the declining scale and prospects of the UDS business, as described in our Form 10-K Report for the year ended December 31, 2001, we have entered into an agreement with our Saudi partner, Al-Hejailan Projects Company Ltd., under which we will sell our interest in UDS to Al-Hejailan for approximately $408,000.

Products and Programs

      Our program portfolio consists of a balanced mix of current production, upgrade and life-cycle support, and development programs. Revenue generated from each of our major programs is summarized below.

	Three months ended
	March 31
	(in millions)

	2001	2002

Bradley Family of Vehicles	$56.2	$75.9
Naval Ordnance (a)	50.8	52.6
Vertical Launch System	23.9	31.2
Crusader	37.5	82.7
Combat, Engineering & Recovery Vehicles (b)	22.2	31.2
M109 Howitzer System	16.6	3.9
Assault Amphibious Vehicles	17.2	11.5
Other	67.7	67.4

Total	$292.1	$356.4

(a)	Includes Mk 45, Advanced Gun Systems (“AGS”), and other naval services and equipment.

(b)	Includes vehicles such as the M88 recovery vehicle, M9 ACE and other engineering related equipment.

      For a more detailed description of our business and principal operating programs, see the Form 10-K Report for the year ended December 31, 2001.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001.

     Revenue

      Revenue for the three months ended March 31, 2002 was $356.4 million, which was $64.4 million or 22.0% above the comparable period in 2001. The main drivers for the increase were higher Crusader program sales and shipments of Bradley and Hercules vehicles to the U.S. Government, partially offset by the completion of shipments of Self-Propelled Howitzers to Egypt in the first quarter of 2001.

     Gross Profit

      Gross profit for the three months ended March 31, 2002 was $59.8 million, which was $1.0 million less than the prior period. The gross profit rate declined 4.1 percentage points to 16.8% in 2002 due to a less profitable mix in 2002 and a favorable profit adjustment for the Crusader program in 2001. The lower profit Crusader program was a higher percentage of our total sales in 2002. The final negotiation of all costs associated with the first phase of the Crusader program resulted in a one-time upward profit adjustment of $4.1 million in 2001.

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $28.1 million for the three months ended March 31, 2002, a decrease of $14.1 million, or 33%, from the prior period. The decrease was mainly due to lower amortization of intangible assets, including goodwill, related to acquisitions.

     Research and Development

      Research and development costs increased $1.3 million to $5.7 million for the three months ended March 31, 2002. The increase was due to higher spending associated with the DD-X class of ships and Advanced Gun System programs.

     Earnings from Foreign Affiliates

      Earnings from foreign affiliates were $0.9 million in the three months ended March 31, 2002 compared with $0.7 million for the same period last year. Earnings recognized from the Turkey joint venture were higher versus the same period in 2001.

     Interest Expense

      Net interest expense was $5.0 million in 2002, a slight increase of $0.4 million from the prior year resulting from lower income generated by cash balances. Although the debt level was higher in 2002, interest expense was about the same as in 2001 because of a lower interest rate.

     Net Income

      As a result of the foregoing, we had a net income of $19.0 million in 2002, after the extraordinary loss of $0.2 million for the early extinguishment of debt, compared with $5.1 million in the prior period.

Liquidity, Capital Resources and Financial Condition

      Cash used in operating activities was $11.8 million for the three-month period ended March 31, 2002 compared with $14.9 million in the prior year. The use of cash was required to fund the production of several major contracts such as Bradley Fighting vehicles, Crusader program, and Assault Amphibious Vehicles for Korea and Italy.

      Cash used in investing activities was $6.5 million for the three month period ended March 31, 2002, compared with $1.6 million in the prior year. The purchase of Cell ITS AB resulted in the primary use of cash. Expenditures for computer equipment and software represent the capital expenditure component of cash used for investing activities.

      Cash used in financing activities was $7.6 million for the three-month period ended March 31, 2002, compared with $34.8 million during the same period in 2001. The primary use of cash used in financing activities was for debt repayments.

      Based on current levels of operations and anticipated growth, we believe that our cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on debt, including payments due under our senior credit facility for the foreseeable future. Our growth and acquisition strategy, however, may require substantial additional capital, and no assurance can be given that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — March 31, 2002

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term foreign currency-denominated transactions, Bofors Defence enters into foreign currency forward exchange contracts. We do not enter into foreign currency forward exchange contracts for trading purposes. The following table provides information concerning the U.S. dollar functional currency of Bofors’ forward exchange contracts at March 31, 2002. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date

	2002	2003	2004	Total	Fair Value

	(U.S. $ equivalent in thousands)
Receive Swedish krona/pay U.S. dollars Contract amount	$10,606	$—	$—	$10,606	$10,824
Average contractual exchange rate	10.16	—	—	10.16
Receive British pounds/pay Swedish krona Contract amount	$3,226	$—	$—	$3,226	$3,261
Average contractual exchange rate	14.69	—	—	14.69
Receive euro/pay Swedish krona Contract amount	$1,752	$—	$—	$1,752	$1,799
Average contractual exchange rate	8.79	—	—	8.79
Receive U.S. dollars/pay Swedish krona Contract amount	$28	$—	$—	$28	$27
Average contractual exchange rate	10.52	—	—	10.52
Receive Swedish krona/pay euro Contract amount	$—	$2,731	$2,731	$5,462	$5,243
Average contractual exchange rate		9.54	9.54	9.54

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility as of March 31, 2002 was 4.85%.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The notional amount of this interest rate swap agreement is $173 million. We entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement entitles us to pay a base interest rate amount of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense. The change in fair value of the interest rate swap agreement was $1.3 million and is included in other assets and comprehensive income in stockholders’ equity.

PART II

OTHER INFORMATION

March 31, 2002

Item 1.     Legal Proceedings

      We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on the Company.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

          None.

      (b) Reports on Form 8-K

          None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: May 1, 2002