Form 10-Q
period 2002-06-30
UNITED DEFENSE INDUSTRIES INC
filed 2002-08-13
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2002	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of July 31, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $570,499,700 based on the closing price of $21.77 per share on the New York Stock Exchange on such date.

      Common Stock, $.01 par value 51,465,234 Shares Outstanding as of July 31, 2002.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$90,535	$124,550
Trade receivables	78,387	96,496
Long-term contract inventories	368,167	454,579
Other current assets	14,406	14,422

Total current assets	551,495	690,047
Property, plant and equipment, net	90,352	85,308
Goodwill, net	97,582	101,434
Intangible assets, net	8,327	5,922
Prepaid pension and postretirement benefit cost	127,828	129,116
Restricted cash	14,950	18,141
Other assets	21,758	36,140

Total assets	$912,292	$1,066,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,307	$8,307
Accounts payable, trade and other	88,273	101,208
Advanced payments	394,771	499,185
Accrued and other liabilities	114,807	106,132

Total current liabilities	606,158	714,832
Long-term liabilities:
Long-term debt, net of current portion	422,593	414,287
Accrued pension and postretirement benefit cost	22,487	18,554
Other liabilities	27,420	28,513

Total liabilities	1,078,658	1,176,186
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock $.01 par value, 150,000,000 shares authorized; 50,915,689 and 51,407,564 issued and outstanding at December 31, 2001 and June 30, 2002, respectively	509	514
Additional paid-in-capital	167,457	169,617
Deferred compensation	(648)	(598)
Retained deficit	(329,528)	(283,213)
Accumulated other comprehensive (loss) gain	(4,156)	3,602
Total stockholders’ deficit	(166,366)	(110,078)

Total liabilities and stockholders’ deficit	$912,292	$1,066,108

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Revenue:
Sales	346,728	318,038	638,808	674,481
Costs and expenses:
Cost of sales	282,195	248,102	513,388	544,696
Selling, general and administrative expenses	36,323	32,368	78,551	60,485
Research and development	5,241	9,550	9,608	15,214

Total expenses	323,759	290,020	601,547	620,395

Income from operations	22,969	28,018	37,261	54,086
Other income (expense):
Earnings related to investments in foreign affiliates	(672)	6,309	(18)	7,213
Interest income	1,076	979	2,747	2,158
Interest expense	(6,286)	(6,252)	(12,480)	(12,393)

Income before income taxes	17,087	29,054	27,510	51,064
Provision for income taxes	1,377	1,757	6,670	4,507

Income before extraordinary item	15,710	27,297	20,840	46,557
Extraordinary item — net loss from early extinguishment of debt	—	—	—	(242)

Net income	15,710	27,297	20,840	46,315

Earnings per common share — basic:
Income before extraordinary item	$0.39	$0.53	$0.51	$0.91
Extraordinary item	—	—	—	(0.01)

Net income	$0.39	$0.53	$0.51	$0.90

Weighted average common shares outstanding	40,730,071	51,196,184	40,656,286	51,097,051
Earnings per common share — diluted:
Income before extraordinary item	$0.37	$0.52	$0.49	$0.88
Extraordinary item	—	—	—	(0.01)

Net income	$0.37	$0.52	$0.49	$0.87

Weighted average common shares outstanding	42,992,850	52,710,059	42,774,634	52,676,701

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

					Accumulated
		Additional			other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Income	Total

Balance, December 31, 2001	$509	$167,457	$(648)	$(329,528)	$(4,156)	$(166,366)
Amortization of deferred stock compensation	—	—	50	—	—	50
Exercise of options	5	2,160	—	—	—	2,165
Net foreign currency translation adjustment	—	—	—	—	6,753	6,753
Change in fair value of foreign currency and interest rate hedges	—	—	—	—	1,005	1,005
Net income for the six months ended June 30, 2002	—	—	—	46,315	—	46,315

Balance, June 30, 2002	$514	$169,617	$(598)	$(283,213)	$3,602	$(110,078)

See accompanying notes

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended June 30,

	2001	2002

Operating activities
Net income	$20,840	$46,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,977	10,266
Amortization of software	3,332	2,802
Amortization of intangible assets	27,049	2,352
Amortization of financing costs	3,121	1,349
Non-cash compensation	—	50
Extraordinary loss from early extinguishment of debt	—	242
Changes in assets and liabilities:
Trade receivables	25,712	(16,576)
Inventories	(22,167)	(75,065)
Other assets	(2,261)	(19,115)
Prepaid pension and postretirement benefit cost	(1,996)	(1,288)
Accounts payable, trade and other	(8,865)	12,139
Advanced payments	10,539	94,853
Accrued and other liabilities	(16,790)	(9,369)
Accrued pension and postretirement benefit cost	(2,183)	(3,933)

Cash provided by operating activities	43,308	45,022

Investing activities
Capital expenditures	(8,188)	(7,484)
Disposal of property, plant and equipment	249	—
Purchase of Cell ITS, net of $0.2 million cash acquired	—	(4,135)

Cash used in investing activities	(7,939)	(11,619)

Financing activities
Payments on long-term debt	(86,757)	(8,306)
Proceeds from sale of common stock	650	2,164

Cash used in financing activities	(86,107)	(6,142)

Effect of exchange rate changes on cash and marketable securities	120	6,753
(Decrease)increase in cash and marketable securities	(50,618)	34,014
Cash and marketable securities, beginning of year	113,357	90,535

Cash and marketable securities, end of period	$62,739	$124,549

See accompanying notes

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.     Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2001 has been derived from the audited financial statements of United Defense Industries, Inc. (the “Company”), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2002 and the results of its operations for the three months and six months ended June 30, 2002, and cash flows for the six months ended June 30, 2002. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Changes in Accounting Principles

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

	(In thousands, except shares and per share data)
Net income
Income before extraordinary item	$15,710	$27,297	$20,840	$46,557
Add back goodwill amortization	2,388	—	4,408	—
Extraordinary item	—	—	—	(242)

Adjusted net income	$18,098	$27,297	$25,248	$46,315

Basic earnings per share
Income before extraordinary item	$0.39	$0.53	$0.51	$0.91
Add back goodwill amortization	0.06	—	0.11	—
Extraordinary item	—	—	—	(0.01)

Adjusted net income	$0.45	$0.53	$0.62	$0.90

Weighted average common shares Outstanding	40,730,071	51,196,184	40,656,286	51,097,051
Diluted earnings per share
Income before extraordinary item	$0.37	$0.52	$0.49	$0.88
Add back goodwill amortization	0.05	—	0.10	—
Extraordinary item	—	—	—	(0.01)

Adjusted net income	$0.42	$0.52	$0.59	$0.87

Weighted average common shares outstanding	42,992,850	52,710,059	42,774,634	52,676,701

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has completed the first of the required impairment tests of goodwill during the second quarter of 2002 and determined that, as of January 1, 2002, there is no impairment of goodwill.

      In April 2002, the FASB issued Statement No. 145 (FAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds Statements 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, now will be used to classify those gains and losses. Under ABP 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent.

      Generally, the provisions of FAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified. The Company is currently evaluating the impact of adoption of this statement, but does not believe it will have a significant impact on its financial statements other than possible reclassification of gains and losses on extinguishment of debt from extraordinary gains and losses to income before extraordinary items.

3.     Investments in Affiliated Companies

      The Company’s investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for using the equity method because, although the Company does not control them, it has the ability to exercise some influence over their operating and financial policies. Equity in earnings from these investments was $(0.7) million and $6.3 million for the three months ended June 30, 2001 and 2002 and $(0.0) million and $7.2 million for the six-month period ended June 30 2001, and 2002 respectively. The following table, which summarizes financial information for these joint ventures includes results from the joint venture in Saudi Arabia only through February of 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands)
Sales	$12,229	$40,922	$49,284	$67,802
Cost of Sales	8,849	20,129	30,577	35,041
Net Income	(1,267)	12,370	(24)	16,794

      In view of the declining scale and prospects of the Company’s Saudi Arabian joint venture, United Defense Systems Ltd. as described in the Company’s Form 10-K for the year ended December 31, 2001, the Company has entered into agreement with its Saudi Arabian joint venture partner, Al-Hejailan Projects Company Ltd. (“Al-Hejailan”), under which the Company will sell its interest in the joint venture to Al-Hejailan for approximately $408,000. Completion of the sale is expected to occur within the next nine months. The Company does not expect to incur significant loss from the sale. Accordingly, as of March 1, 2002 the Company no longer receives a share of earnings from this joint venture.

4.     Commitments and Contingencies

     Environmental Matters

      The Company spends certain amounts annually to maintain compliance with environmental laws. Operating and maintenance costs associated with environmental compliance and prevention of pollution at the Company’s facilities are a normal, recurring part of operations, are not significant relative to total operating

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs or cash flows, and are generally allowable as contract costs under the Company’s contracts with the U.S. Government (Allowable Costs).

      As with compliance costs, a significant portion of the Company’s expenditures for remediation at its facilities consists of Allowable Costs. As of June 30, 2002 the Company has accrued approximately $14 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on estimated liabilities for each site in which the Company is able to make reasonable estimates. The Company does not believe there are significant uncertainties affecting the estimated liabilities or amounts that will be paid in the near term. The most significant of the estimated liabilities is based on the Company’s experience related to ongoing remediation efforts. In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs that are Non-Allowable Costs through the year 2007 for environmental losses previously identified by the Company to the Sellers. Accordingly, the Company has recorded a receivable for $1.6 million for which it expects to be reimbursed over the next 5 1/2 years by the Sellers under the terms of the acquisition agreement.

5.     Cell ITS Acquisition

      On March 26, 2002, the Company, through its subsidiary, Bofors Defence, finalized the acquisition of 100% of the outstanding stock of Cell ITS AB, a company incorporated under the laws of Sweden and wholly owned by Cell Network AB. Cell ITS specializes in interactive training and simulation. As consideration for the purchase, the Company paid the former owner, Cell Network AB, 45 million Swedish krona (SEK) (approximately $4.3 million), of which 20 million SEK was held in escrow as a lien for the fulfillment of certain receivables. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of Cell ITS from the date of acquisition. The purchase price allocation has not yet been finalized.

6.     Subsequent Events

     Acquisition of United States Marine Repair, Inc.

      On July 2, 2002, the Company completed the acquisition of United States Marine Repair, Inc., (“USMR”) for $305.4 million including the repayment of approximately $105 million of USMR debt. As a result of the transaction, USMR became a wholly owned subsidiary of the Company. The Company financed the acquisition with cash on hand and by amending its credit facility to borrow an additional $300 million. The Company will begin to consolidate the results of operations of USMR as of the effective date of the transaction.

      USMR, based in Norfolk, Va., is the leading provider of non-nuclear ship repair, modernization, overhaul and conversion services to the U.S. Navy. It provides a range of services from standard topside ship repair to full dry-dock services at six strategically located ship repair facilities in the ports of Norfolk, Virginia; San Diego, San Francisco and San Pedro, California; Pearl Harbor, Hawaii; and Ingleside, Texas.

     Crusader Termination/New Contract Awarded

      The Crusader program was terminated on August 7, 2002 and the Company was awarded a new contract to develop a new indirect fire cannon artillery system and multi-role resupply vehicle for the Army’s transformation to its long-term future combat force, known as the Objective Force.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — June 30, 2002

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

Our Government Contracts Entail Risks.

      We are a sole-source, prime contractor for many different military programs with the U. S. Department of Defense (“DoD”). We depend heavily on the government contracts underlying these programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations. The government’s termination of, or failure to fully fund, one or more of the contracts for our programs would have a negative impact on our operating results and financial condition. We also serve as a subcontractor on several military programs that, in large part, involve the same risks as prime contracts.

We Rely on Key Contracts with U.S. Government Entities for a Significant Portion of Our Sales. A Substantial Reduction in These Contracts Would Materially Adversely Affect Our Operating Results.

      We derive revenues predominantly from contracts with agencies of, and prime contractors to, the DoD. Approximately 77% of our sales for the six months ended June 30, 2002, were made directly or indirectly to agencies of the U.S. Government, excluding U.S. Foreign Military Sales contracts. Any significant disruption or deterioration in our relationship with the U.S. Government would significantly reduce our revenues.

      Our largest weapon system development program is the Crusader artillery system. In recent years, the U.S. Army has supported Crusader as its next generation field artillery system. Crusader is a self-propelled, armored artillery system utilizing an advanced technology, 155 mm cannon. We have been the prime contractor on Crusader since the system’s inception in 1994. During the six months ended June 30, 2002, the Crusader program provided 23%, or $152.5 million, of our revenues.

      On August 7, 2002, in accordance with direction from the Secretary of Defense, the Army issued us notice that our Crusader contract was being terminated for the convenience of the government. On the same date, the Army also issued to us a preliminary prime contract, funded at an initial amount of $27 million, to begin adapting key Crusader technologies to a new cannon artillery system known as Non-Line-of-Sight (“NLOS”). We believe that NLOS is envisioned as a next generation, self-propelled, cannon-based field artillery system intended to be a part of the Army’s Future Combat System (discussed below). As such, NLOS will be substantially smaller and lighter in weight than the Crusader system and may present significant technological, engineering, and financial challenges if it is to be successfully developed.

      If the Army continues to pursue NLOS development, the program will require substantial funding during the Government’s FY03 and subsequent budgetary years. In congressional deliberations to date regarding FY03 funding for DoD, both the House of Representatives and the Senate have approved the appropriation of $368.5 million for NLOS. We are uncertain whether (i) the ultimate outcome of the FY03 legislative process will result in funding for and development of NLOS on the scale suggested by the above appropriation; (ii) if so, the degree to which funds so appropriated would be made available to us as the program prime contractor (i.e., because a portion of funds appropriated for any particular program is ordinarily consumed by the DoD agency which administers the program); and (iii) whether NLOS would continue to be supported by the Army and DoD, and funded by Congress, in fiscal years subsequent to FY03.

      The ultimate impact of the Crusader program’s termination upon our revenues and profits is likely to depend primarily upon the following factors: (i) the degree to which we are able to recover Crusader program termination costs in negotiations with the Army; (ii) the level of continued DoD, Army, and Congressional support of the NLOS program in FY03 and beyond, as described above; (iii) whether we will remain as prime contractor on NLOS; (iv) the level of our success in executing any NLOS program work contracted to it; and (v) the pace at which NLOS develops, compared to how the Crusader program might have developed, in any particular year (i.e., because, at the time of Crusader’s termination, the program was already well along in development, compared to NLOS, which is just getting underway).

Government Contracts Contain Termination Provisions Unfavorable to Us and Are Subject to Audit and Modification by the Government at Its Sole Discretion.

      As a company engaged primarily in supplying defense-related equipment and services to the U.S. Government, we are subject to business risks specific to our industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend or permanently prevent us from receiving new contracts or extending existing contracts based on violations or suspected violations of procurement laws or regulations;

•	terminate our existing contracts;

•	reduce the value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

      The U.S. Government can terminate any of its contracts with us either for its convenience or if we default by failing to perform. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed, prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions.

      As a U.S. Government contractor, we are subject to financial audits and other reviews by the U.S. Government of our costs and performance, accounting and general business practices relating to these contracts.

      Like most large government contractors, we are audited and reviewed on a continual basis. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. Although adjustments arising from government audits and reviews have not had a material adverse effect on our results of operations in the past, there can be no assurance that future audits and reviews would not have such effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of goodwill and other intangible assets, portions of our research and development costs, and some marketing expenses may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could have a material adverse effect on our operations.

      Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosure of compliance issues to governmental agencies as appropriate. We are currently providing information on compliance matters to various agencies, and we expect to continue to do so in the future. Most recently, on August 8, 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena seeks information relating to a 2000 contract between us and the Italian government for the upgrading of certain amphibious assault vehicles. We believe that the grand jury investigation is directed toward ascertaining whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While management is not aware of any such violation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operation or financial position.

Government Contracts are Subject to Competitive Bidding.

      We obtain many of our U.S. Government contracts through a competitive bidding process that subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, that may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us, such as the contract for the U.S. Army’s Interim Armored Vehicle; and

•	the design complexity and rapid rate of technological advancement of defense related products.

      In addition, in order to win the award of developmental programs, we must be able to align our research and development and product offerings with the government’s changing concepts of national defense and defense systems. For example, in recent years, there has been a trend in military procurement toward achieving a balance between wheeled and tracked combat vehicles including the U.S. Army’s announced procurement of over 2,000 wheeled vehicles in November 2000 for its Interim Armored Vehicle program. We unsuccessfully offered tracked vehicle candidates for the Interim Armored Vehicle program. To the extent that future armored vehicle procurements emphasize wheeled designs, we may remain at a competitive disadvantage if we are unable to offer a competitive wheeled vehicle design. Moreover, there is no assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate sales sufficient to result in profits.

Our Fixed-Price and Cost-Plus Contracts May Commit Us to Unfavorable Terms.

      We provide our products and services primarily through fixed-price and cost-plus contracts. Fixed-price contracts provided 71% and cost-plus contracts provided 29% of our sales for the six months ended June 30, 2002.

      In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.

      In a cost-plus contract, we are allowed to recover our approved costs plus a fee. The total price on a cost- plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. U.S. Government regulations require us to notify our customer of any cost overruns or underruns on a cost-plus contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

      Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts, as required under U.S. generally accepted accounting principles, there is no assurance that our contract loss provisions will be adequate to cover all actual future losses.

Intense Competition in the Defense Industry Could Limit Our Ability to Win and Retain Government Contracts.

      The defense industry is highly competitive and we encounter significant domestic and international competition for government contracts from other companies, some of which have substantially greater financial, technical, marketing, manufacturing and distribution resources than we do. Our ability to compete for these contracts depends on:

•	the effectiveness of our research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost to the U.S. Government; and

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete.

      Additionally, our U.S. Government programs must compete with programs managed by other defense contractors for limited funding. Our competitors continually engage in efforts to expand their business relationship with the U.S. Government and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, defense programs compete with non-defense spending of the U.S. Government for funding. Budget decisions made by the U.S. Government are outside of our control and can have long-term consequences for our size and structure.

      In some instances, the U.S. Government directs to a single supplier all work for a particular program, commonly known as a sole-source program. In those instances, other suppliers who might otherwise be able to compete for various components of the program can only do so if the U.S. Government chooses to reopen the program to competition. While we have derived most of our historical revenues from sole-source programs, we derive and expect to derive a portion of our sales through competitive bidding. In addition, although the U.S. Government has historically awarded certain programs to us on a sole-source basis, it may in the future determine to open such programs to a competitive bidding process. There is no assurance that we will continue to be the sole-source contractor on various programs, that we will compete successfully for specific program opportunities or, if we are successful, that awarded contracts will generate sufficient sales to be profitable.

Changes in Defense Procurement Models May Make It More Difficult For Us to Successfully Bid on Projects as a Prime Contractor and Limit Sole-Source Opportunities Available to Us.

      In recent years, the trend in combat system design and development appears to be evolving towards the technological integration of various battlefield components, including combat vehicles, command and control network communications, advanced technology artillery systems and robotics. For example, the U.S. Army recently awarded the prime contractor role in its Future Combat System (“FCS”) program (discussed below) to The Boeing Company (“Boeing”). If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies who have significantly greater resources than we do. This trend could create a role for a prime contractor with broader capabilities that would be responsible for integrating various battlefield component systems and potentially eliminating or reducing the role of sole-source providers or prime contractors of component weapon systems.

Our ultimate role in Future Combat System program is uncertain, and the scale of the program may impair funding for other important U.S. Army programs in which we participate.

      The FCS program is the Army’s announced means by which its long-term combat force, known as the Objective Force, is to be developed and produced. On March 7, 2002 the Army selected a contractor team led by Boeing to manage the initial phase of the FCS program. Boeing thereafter solicited potential participation in the program from a broad range of industry and other sources, and indicated in the process that the program was expected to include a significant ground combat vehicle component. On July 3, 2002 Boeing awarded us an initial FCS subcontract for approximately $1 million to study various manned and unmanned combat vehicle platforms, subsystems, and payloads.

      The FCS program is still at a very early stage, and hence the ultimate nature and characteristics of any combat vehicles it may use, as well as the pace of developing and producing such systems, is uncertain. The Army has indicated that it intends to field at least some elements of FCS in the 2008-2010 timeframe. Although we believe that we have key organizational and technological strengths pertinent to the FCS program, and are pleased to have been selected for some of the initial study work in the program, the infancy and relative lack of definition in the program leave management uncertain as to (i) the overall future progress of the program, its continued level of support by the Administration, and its continued level of funding by Congress; and (ii) the nature and scale of any longer-term role which we may obtain in the program.

However, given the announced purpose and scope of the FCS program, we expect to continue to accord the highest priority to securing a substantial, ongoing role in the program.

      Assuming that FCS continues to develop in the overall direction envisioned by the Army, the funding requirements for the program are expected to expand considerably. Unless overall procurement spending by the Army is permitted to increase significantly, the Army may choose to pursue the FCS program at the expense of funding for other weapons programs. Such programs would likely be in the so-called Legacy Force, which is the Army’s current heavy mechanized combat force based primarily upon the M-1 tank (produced by General Dynamics Corporation) and the Bradley Fighting Vehicle (produced by us). Our largest current contract for Legacy Force work consists of a $697 million multi-year contract to upgrade 389 Bradley vehicles to the A3 model and to perform other Bradley work. This contract should be completed by December 2005. In the event that the Army becomes convinced that its overall procurement funding will be insufficient to fully pursue both FCS and Legacy Force programs, funding for further Bradley program work (i.e., beyond our multi-year contract which ends in 2005) and/or other U.S. Army programs in which we participate may be substantially reduced, or cut off entirely. Unless we were to have developed replacement FCS or other program work on a comparable scale by that time, any significant reduction or cutoff in Bradley or other program work would likely reduce commensurately our revenue and profits.

A Reduction in the U.S. Defense Budget Could Result in a Decrease in Our Revenue.

      The reduction in the U.S. defense budget that began in the early 1990s caused most defense-related government contractors, including our predecessor company, to experience decreased sales, reduced operating margins and, in some cases, net losses. A significant decline in U.S. military expenditures in the future could materially adversely affect our sales and earnings. The loss or significant reduction in government funding for any large program in which we participate could also materially adversely affect our sales and earnings and thus our ability to meet our financial obligations.

Our Operating Performance is Heavily Dependent Upon the Timing of Manufacturing and Delivery of Products Under Our U.S. Government Contracts.

      Our operating results and cash flow are dependent, to a material extent, upon the timing of manufacturing and delivery of products under our government contracts. For example, under recent Bradley production contracts, we do not recognize sales on a unit until we deliver or “field” such unit. This extends the period of time during which we carry these vehicles as inventory and may result in an uneven distribution of revenue from these contracts between periods.

      As a result, our period-to-period performance may fluctuate significantly, and you should not consider our performance during any particular period as necessarily indicative of longer-term results. See “Management’s Discussion and Analysis of The Results of Operations and Financial Condition — Overview.”

If We are Not Successful in Integrating the New and Complex Technologies to be Used in Our Products, Our Business Could be Materially and Adversely Affected.

      The integration of diverse technologies involved in producing our products is a complex task, which in many instances has not been previously attempted.

      In addition, our ability to integrate the new and complex technologies involved in our products is subject to risks associated with uncertain costs and availability of resources, including:

•	frequent need to bid on programs before their design is completed, which may result in unforeseen engineering difficulties and/or cost overruns;

•	delays in delivery of necessary components or their scarcity; and

•	limitations on the availability of human resources, such as software engineers and information technology professionals.

Our International Operations and Foreign Joint Ventures Subject Us to Risks that Could Materially Adversely Affect Our Results of Operations and Financial Condition.

      We participate in an unconsolidated joint venture in Turkey and in selected co-production programs in several other countries. We recognized earnings from our joint ventures of $7.2 million for the six months ended June 30, 2002. Our export sales, which include U.S. direct foreign sales, U.S. Foreign Military Sales and our revenues from our Bofors Defence subsidiary, totaled $155.6 million for the six months ended June 30, 2002 representing approximately 23% of our total revenues for that period. Our strategy includes expansion of our international operations and export sales. In connection with these international operations and sales we are subject to risks, including the following:

•	devaluations and fluctuations in currency exchange rates;

•	the ability to obtain distributions of cash which require the approval of joint venture partners;

•	changes in, or changes in interpretations of, foreign regulations that may adversely affect our ability to sell certain products or repatriate profits to the United States;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	hyperinflation or political instability in the countries in which we operate or sell;

•	imposition or increase of investment and other restrictions by foreign governments;

•	the potential imposition of trade or foreign exchange restrictions or increased tariffs;

•	U.S. arms export control regulations and policies that restrict our ability to supply foreign affiliates and customers; and

•	local political pressure to shift from majority to minority ownership positions in joint ventures, which could further reduce our ability to influence the conduct, strategy and profitability of these ventures.

      If we expand our international operations, these and other associated risks are likely to become more significant to us. Although these risks have not had a material adverse effect on our financial condition or results of operations in the past, there is no assurance that these risks will not have a material adverse effect on our results of operations and financial position in the future.

We May Not Have the Ability to Make Acquisitions, Develop Strategic Alliances, Expand or Implement New Joint Ventures, or Successfully Implement and Maintain Co-Production Programs.

      As part of our growth strategy, we intend to expand our current joint ventures and pursue new strategic alliances, selected acquisitions and co-production programs. We consider strategic transactions from time to time and may be evaluating acquisitions, alliances or co-production programs or engaged in negotiations at any time. We compete with other defense contractors for these opportunities. There is no assurance, therefore, that we will be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms or at all. If we enter into these transactions, we also cannot be sure that we will realize the benefits we anticipate. In addition, we cannot be sure that we will be able to obtain additional financing for these transactions.

      The integration of any strategic alliances, acquisitions or co-production programs into our business may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Consummating these transactions could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our financial condition and operating results. In addition, we may be required to enter into novation agreements with the U.S. Government in order to succeed to the U.S. Government contracts of any acquired entity. Novation can be a lengthy process that often occurs after the consummation of an acquisition. Accordingly, our failure to obtain any required novation could have a material adverse effect on the value to us of an acquired business.

We May Not be Able to Receive or Retain the Necessary Licenses or Authorizations Required For Us to Sell Our Products Overseas.

      U.S. Government licenses are required for us to export our products. In the case of certain sales of defense equipment to foreign governments, the U.S. Government’s Executive Branch must notify Congress at least 15 to 30 days, depending on the location of the sale, prior to authorizing these sales. During this time, Congress may take action to block the proposed sale. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the Executive Branch for sales to foreign governments. Failure to receive required licenses or authorization would hinder our ability to sell our products outside the United States.

Our Significant Level of Debt May Adversely Affect Our Financial and Operating Activity.

      On July 2, 2002, we amended and restated our existing secured credit facility for an additional loan of $300 million to acquire U.S. Marine Repair, Inc. In the future, we may borrow more money, subject to the limitations imposed on us by our senior secured credit facility.

      Our level of indebtedness has important consequences to investors in our common stock. For example, our level of indebtedness may:

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, thereby reducing the availability of that cash flow for other purposes such as capital expenditures, research and development, and other investments;

•	limit our ability to obtain additional financing for acquisitions, investments, working capital and other expenditures, which may limit our ability to carry out our business strategy;

•	result in higher interest expense if interest rates increase on our floating rate borrowings;

•	heighten our vulnerability to downturns in our business or in the general economy and restrict us from making acquisitions, introducing new technologies and products, or exploiting business opportunities; or

•	subject us to covenants that limit our ability to borrow additional funds, dispose of assets or pay cash dividends, or that require us to maintain or meet specified financial ratios or tests, with any failure by us to comply with those covenants potentially resulting in an event of default on that debt and a foreclosure on the assets securing that debt, which would have a material adverse effect on our financial position and results of operations.

We Depend on Key Management and Personnel and May Not Be Able to Retain Those Employees or Recruit Additional Qualified Personnel.

      We believe that our future success will be due, in part, to the continued services of our senior management team. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts. In addition, competition for some qualified employees, such as software engineers or other advanced engineering professionals, has intensified in recent years and may become even more intense in the future. Our ability to implement our business plan is dependent on our ability to hire and retain technically skilled workers. Our failure to recruit and retain qualified employees could adversely affect our results of operations, and may impair our ability to obtain future contracts.

Environmental Laws and Regulations May Subject Us to Significant Liabilities.

      Our operations are subject to U.S. federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate, relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur substantial costs in the future. Although a significant portion of our ongoing environmental costs are recoverable from other parties or allowable as costs under the terms of many of our contracts, there is no assurance that we will not incur material unrecoverable or unallowable costs in the future. In addition, there is no assurance that environmental costs we expect to be reimbursed by other parties or allowed as charges in U.S. Government contracts will be reimbursed or allowed. A decline in such reimbursement or allowability could have a material adverse effect on our financial condition and results of operations.

We May Need to Raise Additional Capital on Terms Unfavorable to Our Stockholders.

      Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our senior secured credit facility, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. We do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense industry. It is possible that our business may not generate sufficient cash flow from operations and we may not otherwise have the capital resources to allow us to service our debt and make necessary capital expenditures. If this occurs, we may have to sell assets, restructure our debt or obtain additional equity capital, which could be on terms dilutive to our stockholders. We cannot be sure that we would be able to take any of the foregoing actions or that we could do so on terms favorable to us or you.

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

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, repair and maintenance, and some other matters are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. The production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs reimbursed or allowed in our negotiation of fixed-price contracts.

      We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley production contracts, sales are not recognized until the U.S. Army fields individual units because it is at that point that the risks and rewards of ownership are transferred. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. We tend to deliver products to our foreign customers in lots, which also results in an inventory build-up pending delivery. We record sales under cost reimbursement contracts as costs are incurred and invoiced.

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

      We are a supplier of armored combat vehicles and weapons delivery systems to the DoD and a number of allied military forces worldwide. Our products include critical elements of the U.S. military’s tactical force structure. We had a firm funded backlog of approximately $2.0 billion as of June 30, 2002, a substantial majority of which was derived from sole-source, prime contracts. Approximately 77% of the our sales for the six months ended June 30, 2002 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

      There were no material changes to our major programs from those described in our Form 10-K Report, other than normal additional funding as new contracts are negotiated and awarded, except as follows:

      Crusader: As described above, the Crusader program was terminated on August 7, 2002 and we were awarded a new contract to develop a new indirect fire cannon artillery system and multi-role re-supply vehicle for the Army’s transformation to its long-term future combat force, known as the Objective Force.

      United Defense Systems — Arabia: In view of the declining scale and prospects of the UDS business, as described in our Form 10-K Report for the year ended December 31, 2001, we have entered into an agreement with our Saudi partner, Al-Hejailan Projects Company Ltd., under which we will sell our interest in UDS to Al-Hejailan for approximately $408,000.

      FNSS-Turkey: The initial contract with the Turkish Army to produce 1,698 armored vehicles has been completed. We received a follow-on contract for an additional 551 vehicles in 2000 and are awaiting another follow-on contract to produce 114 additional vehicles.

      Bradley: As indicated in the discussion above regarding the Future Combat System (“FCS”), expanded funding requirements for the FCS program may cause the U.S. Army to reduce or curtail its spending on other programs, including the Bradley. Of the 1,037 Bradley’s which the Army originally planned to upgrade to the A3 configuration, 445 have yet to be contracted for, and may be relatively more vulnerable to funding pre-emption by the FCS program.

Products and Programs

      Our program portfolio consists of a balanced mix of current production, upgrade and life-cycle support, and development programs. Revenue generated from each of our major programs is summarized below.

	Three Months		Six Months Ended
	Ended June 30		June 30
	(in millions)		(in millions)

	2001	2002	2001	2002

Bradley Family of Vehicles	$94.3	$65.1	$150.5	$141.0
Naval Ordnance (a)	45.3	32.2	96.1	84.8
Vertical Launch System	22.2	27.7	46.1	58.9
Crusader	75.3	69.8	112.8	152.5
Combat, Engineering & Recovery Vehicles (b)	24.9	36.0	47.1	67.2
M109 Howitzer System	.9	10.0	17.5	13.9
Assault Amphibious Vehicles	17.4	8.4	34.6	19.9
Other	66.4	68.8	134.1	136.3

Total	$346.7	$318.0	$638.8	$674.5

(a)	Includes Mk 45, Advanced Gun Systems (“AGS”), and other naval services and equipment.

(b)	Includes vehicles such as the M88 recovery vehicle, M9 ACE and other engineering related equipment.

      For a more detailed description of our business and principal operating programs, see the Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

Revenue

      Revenue for the three months ended June 30, 2002 was $318.0 million, which was $28.7 million or 8.3% below the comparable period in 2001. The decrease was primarily due to the timing for fielding Bradley Fighting Vehicles and delays in the DD(X) program because of a protest to the prime contract award, partially offset by new shipments of artillery systems to an international customer and higher deliveries of Hercules recovery vehicles to the U.S. Government.

Gross Profit

      Gross profit for the three months ended June 30, 2002 was $69.9 million, which was $5.4 million or 8.4% more than the comparable period in 2001. Although the revenue was lower for the period, gross profit increased in 2002 mainly due to the receipt of a $7.2 million award fee for the Crusader and improved margins for several programs.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $32.4 million for the three months ended June 30, 2002, a decrease of $4.0 million, or 10.9%, from the prior period. The decrease was attributable to lower amortization of intangible assets, including goodwill, related to acquisitions.

Research and Development

      Research and development costs were $9.6 million for the three months ended June 30, 2002, an increase of $4.3 million or 82.2% from the prior period. The higher spending was associated with the acceleration of projects related to DD(X) development work and an increase in spending for technologies that potentially can be used on the Future Combat System.

Earnings from Foreign Affiliates

      Earnings from foreign affiliates were $6.3 million in the three months ended June 30, 2002 compared to ($0.7) million for the same period last year. Earnings recognized from the Turkey joint venture were higher versus the same period in 2001, reflecting the catch-up of vehicle deliveries delayed from the first quarter of 2002.

Interest Expense

      Net interest expense was $5.3 million in the three months ended June 30, 2002 compared to $5.2 million in the same period in 2001. Although the debt level was higher in 2002, interest expense of $6.3 million was about the same as in 2001 because of a lower interest rate on our variable rate debt.

Net Income

      As a result of the foregoing, we had a net income of $27.3 million in 2002, compared with $15.7 million in the prior period.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

Revenue

      Revenue for the six months ended June 30, 2002 of $674.5 million increased by $35.7 million, or 5.6%, over the same prior period. The improvement was attributable to higher Crusader program sales, shipments of Hercules recovery vehicles to the U.S. Government, and an increase in VLS canister deliveries partially offset by fewer deliveries of upgrades of Bradley and Assault Amphibious Vehicles to the U.S. Government and lower DD(X) sales.

Gross Profit

      Gross Profit for the six months ended June 30, 2002 was $129.8 million, which was $4.4 million more than the prior year and is attributable to higher sales. The gross profit rate slightly to 19.2% from 19.6% due to a less profitable mix of contracts in 2002, mainly the lower margin Crusader development program which represents a higher percentage of our sales in 2002.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $60.5 million for the six months ended June 30, 2002, which declined $18.1 million, or 23%, from the prior period. The decrease was mainly due to the lower amortization of intangible assets, including goodwill, related to acquisitions.

Research and Development

      Research and development costs increased $5.6 million to $15.2 million for the six months ended June 30, 2002. The increased spending was associated with projects related to DD(X) development work and technologies that potentially can be used on the Future Combat System program.

Earnings from Foreign Affiliates

      Earnings from foreign affiliates were $7.2 million higher in the six months ended June 30, 2002, which was attributable to the increase of earnings recognized from the Turkey joint venture in the second quarter and the completion of intangible amortization for the foreign affiliates in 2001.

Interest Expense

      Net interest expense was $10.2 million in 2002, a slight increase of $0.5 million from the prior period resulting from lower income generated by cash balances. Although the debt level was higher in 2002, interest expense of $12.4 million in 2002 was about the same as in 2001 because of a lower interest rate on our variable rate debt.

Net income

      As a result of the foregoing, we had a net income of $46.3 million in 2002, after the extraordinary loss of $0.2 million for the early extinguishment of debt, compared with $20.8 million in the prior year.

Liquidity, Capital Resources and Financial Condition.

      Cash provided by operating activities was $45.0 million for the six-month period ended June 30, 2002 compared with $43.3 million in the prior year. The principal factors generating funds in 2002 were net income, which more than doubled over the prior year, and advance payments related to international contracts with Korea, Italy, and Canada exceeding the inventory requirements for these contracts during the period.

      Cash used in investing activities was $11.6 million for the six-month period ended June 30, 2002, compared with $7.9 million in the prior year period. The purchase of Cell ITS AB and the assumption of its debt for $4.1 million in cash was the reason for the increase in investing activity in 2002 from the prior period. Expenditures for computer equipment and software represent the capital expenditure component of cash used for investing activities.

      Cash used in financing activities was $6.1 million for the six-month period ended June 30, 2002, compared with $86.1 million during the same period in 2001. The primary use of cash used in financing activities was for debt repayment. We arranged to borrow an additional $300 million for the purchase of USMR. The new loan became available on July 2, 2002. We also retained a $34.0 million higher cash balance at June 30, 2002 from year-end 2001 to ensure sufficient funds were available for the USMR purchase.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — June 30, 2002

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term foreign currency-denominated transactions, Bofors Defence enters into foreign currency forward exchange contracts. The following table provides information concerning the U.S. dollar functional currency of Bofors’ forward exchange contracts at June 30, 2002. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
					Fair
	2002	2003	2004	Total	Value

	(U.S. $ equivalent in thousands)
Receive Swedish krona/pay U.S. dollars
Contract amount	$6,062	$—	$—	$6,062	$6,115
Average contractual exchange rate	9.13	—	—	9.13
Receive British pounds/pay Swedish krona
Contract amount	$3,515	$—	$—	$3,515	$3,538
Average contractual exchange rate	14.15	—	—	14.15
Receive euro/pay Swedish krona
Contract amount	$1,881	$—	$—	$1,881	$1,888
Average contractual exchange rate	9.09	—	—	9.09
Receive Swedish krona/pay euro
Contract amount	$—	$3,090	$3,090	$6,180	$5,996
Average contractual exchange rate		9.54	9.54	9.54

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility as of June 30, 2002 was 4.6%.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The notional amount of this interest rate swap agreement is $173 million. We entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement entitles us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was ($1.4) million and is included in other liabilities and accumulated comprehensive income in stockholders’ equity.

PART II

OTHER INFORMATION

June 30, 2002

Item 1.     Legal Proceedings

      We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on May 21, 2002. The matters voted upon at the meeting and the corresponding results are set forth below.

1.     The election of nine directors to hold office until the next annual meeting of stockholders and until their respective successors have been elected or appointed:

	For	Withheld

Frank C. Carlucci	46,380,175	2,181,690
Peter J. Clare	46,380,175	2,181,690
William E. Conway, Jr.	46,380,175	2,181,690
Allan M. Holt	46,380,175	2,181,690
Robert M. Kimmitt	46,380,175	2,181,690
J.H. Binford Peay, III	46,380,175	2,181,690
Thomas W. Rabaut	44,832,355	3,729,510
Francis Raborn	44,832,355	3,729,510
John M. Shalikashvili	46,380,175	2,181,690

2.     Stockholder approval of the amendment of the United Defense Stock Option Plan to increase the number of shares issuable under such plan by 4,000,000 shares and to allow for the grant of restricted stock to eligible individuals:

For	Against	Abstain	Broker Non-Votes

36,709,419	9,048,603	74,537	2,729,306

3.     Stockholder ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002:

For	Against	Abstain	Broker Non-Votes

47,782,677	772,373	6,815	0

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

          None.

      (b) Reports on Form 8-K

      On June 3, 2002 the Company filed a report on Form 8-K, indicating that the Company had entered into a definitive agreement to acquire United States Marine Repair, Inc. (“USMR”).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: August 13, 2002