Form 10-Q
period 2002-09-30
UNITED DEFENSE INDUSTRIES INC
filed 2002-11-14
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

      Indicate by check mark ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of October 31, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $605,651,798 based on the closing price of $22.89 per share on the New York Stock Exchange on such date.

      Common Stock, $.01 par value 51,662,214 Shares Outstanding as of October 31, 2002

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	September 30, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,535	$54,770
Trade receivables	78,387	188,533
Long-term contract inventories	374,435	366,793
Other current assets	14,406	15,137

Total current assets	557,763	625,233
Property, plant and equipment, net	90,352	169,182
Goodwill, net	97,582	336,702
Intangible assets, net	8,327	33,527
Prepaid pension and postretirement benefit cost	127,828	130,013
Restricted cash	14,950	16,617
Other assets	21,758	32,735

Total assets	$918,560	$1,344,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,307	$6,100
Accounts payable, trade and other	88,273	87,835
Advanced payments	394,771	469,136
Accrued and other liabilities	111,166	113,788

Total current liabilities	602,517	676,859

Long-term liabilities:
Long-term debt, net of current portion	422,593	633,900
Accrued pension and postretirement benefit cost	22,487	30,290
Other liabilities	37,329	71,144

Total liabilities	1,084,926	1,412,193

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock $.01 par value, 150,000,000 shares authorized; 50,915,689 and 51,638,664 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	509	516
Additional paid-in-capital	167,457	170,731
Deferred compensation	(648)	(572)
Retained deficit	(329,528)	(238,133)
Accumulated other comprehensive loss	(4,156)	(726)

Total stockholders’ deficit	(166,366)	(68,184)

Total liabilities and stockholders’ deficit	$918,560	$1,344,009

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenue:
Sales	$275,055	$529,701	$913,863	$1,204,182
Costs and expenses:
Cost of sales	215,448	426,976	728,836	971,672
Selling, general and administrative expenses	52,589	37,528	131,140	98,013
Research and development	6,810	7,640	16,418	22,854

Total expenses	274,847	472,144	876,394	1,092,539

Income from operations	208	57,557	37,469	111,643
Other income (expense):
Earnings (loss) related to investments in foreign affiliates	9,205	(561)	9,187	6,652
Interest income	1,874	1,188	4,621	3,346
Interest expense	(6,735)	(10,994)	(19,215)	(23,387)

Total other income (expense)	4,344	(10,367)	(5,407)	(13,389)
Income before income taxes	4,552	47,190	32,062	98,254
Provision for income taxes	12	493	6,682	5,000

Income before extraordinary item	4,540	46,697	25,380	93,254
Extraordinary item — net loss from early extinguishment of debt	(22,599)	(1,617)	(22,599)	(1,859)

Net (loss) income	$(18,059)	$45,080	$2,781	$91,395

Earnings per common share — basic:
Income before extraordinary item	$0.11	$0.91	$0.62	$1.82
Extraordinary item	(0.55)	(0.03)	(0.55)	(0.04)

Net (loss) income	$(0.44)	$0.88	$0.07	$1.78

Weighted average common shares outstanding	40,739,551	51,513,743	40,684,041	51,239,233
Earnings per common share — diluted:
Income before extraordinary item	$0.11	$0.88	$0.59	$1.77
Extraordinary item	(0.53)	(0.03)	(0.53)	(0.04)

Net (loss) income	$(0.42)	$0.85	$0.06	$1.73

Weighted average common shares outstanding	42,713,856	52,759,182	42,754,430	52,706,671

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

Balance, December 31, 2001	$509	$167,457	$(648)	$(329,528)	$(4,156)	$(166,366)
Amortization of deferred stock compensation	—	—	76	—	—	76
Exercise of options	7	3,274	—	—	—	3,281
Net foreign currency translation	—	—	—	—	6,312	6,312
Change in fair value of foreign currency and interest rate hedges					(2,882)	(2,882)
Net income for the nine months ended September 30, 2002				91,395		91,395

Total comprehensive income						94,825

Balance, September 30, 2002	$516	$170,731	$(572)	$(238,133)	$(726)	$(68,184)

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine months ended
	September 30,

	2001	2002

Operating activities
Net income	$2,781	$91,395
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	16,086	17,664
Amortization of software	4,698	4,131
Amortization of intangible assets	32,249	6,444
Amortization of financing costs	3,183	2,481
Extraordinary loss from write-off of financing costs due to early extinguishment of debt	4,525	1,859
Extraordinary loss from payment of premium on retirement of subordinated debt	18,074	—
Non-cash compensation	—	76
Changes in assets and liabilities:
Trade receivables	(9,724)	(53,827)
Inventories	(88,945)	19,845
Other assets	3,695	(6,296)
Prepaid pension and postretirement benefit cost	(3,584)	(2,185)
Accounts payable, trade and other	895	(10,184)
Advanced payments	53,575	44,321
Accrued and other liabilities	(13,981)	(35,334)
Accrued pension and postretirement benefit cost	(6,576)	(4,665)

Cash provided by operating activities	16,951	75,725

Investing activities
Capital expenditures	(13,318)	(13,174)
Purchase of Cell ITS, net of $0.2 million cash acquired	—	(4,135)
Purchase of USMR, net of $7.3 million cash acquired	—	(307,404)

Cash used in investing activities	(13,318)	(324,713)

Financing activities
Payments on long-term debt	(269,577)	(90,900)
Proceeds from senior secured facility	600,000	300,000
Payment of premium on retirement of subordinated debt	(18,074)	—
Proceeds from sale of common stock	698	3,281
Payment of stockholders’ loans	1,236	—
Dividend payments	(289,703)	—
Payments for financing and transaction cost	(19,222)	(5,470)

Cash provided by financing activities	5,358	206,911

Effect of exchange rate changes on cash and marketable securities	(2,108)	6,312
Increase (decrease) in cash and marketable securities	6,883	(35,765)
Cash and cash equivalents, beginning of year	113,357	90,535

Cash and cash equivalents, end of period	$120,240	$54,770

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1.     Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information presented as of December 31, 2001 has been derived from the audited financial statements of United Defense Industries, Inc. (the “Company”), but does not include all the associated disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of its operations for the three months and nine months ended September 30, 2001 and 2002, and cash flows for the nine months ended September 30, 2001 and 2002. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, except per share data)
Reported income before extraordinary item	$4,540	$46,697	$25,380	$93,254
Add back goodwill amortization	2,725	—	7,133	—

Adjusted income before extraordinary item	$7,265	$46,697	$32,513	$93,254

Reported net (loss) income	$(18,059)	$45,080	$2,781	$91,395
Add back goodwill amortization	2,725	—	7,133	—

Adjusted net (loss) income	$(15,334)	$45,080	$9,914	$91,395

Earnings per common share — basic:
Reported income before extraordinary item	$0.11	$0.91	$0.62	$1.82
Add back goodwill amortization	0.07	—	0.18	—

Adjusted income before extraordinary item	$0.18	$0.91	$0.80	$1.82

Earnings per common share — diluted:
Reported income before extraordinary item	$0.11	$0.88	$0.59	$1.77
Add back goodwill amortization	0.06	—	0.17	—

Adjusted income before extraordinary item	$0.17	$0.88	$0.76	$1.77

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, except per share data)
Earnings per common share — basic:
Reported net (loss) income	$(0.44)	$0.88	$0.07	$1.78
Add back goodwill amortization	0.06	—	0.17	—

Adjusted net (loss) income	$(0.38)	$0.88	$0.24	$1.78

Earnings per common share — diluted:
Reported net (loss) income	$(0.42)	$0.85	$0.06	$1.73
Add back goodwill amortization	0.06	—	0.17	—

Adjusted net (loss) income	$(0.36)	$0.85	$0.23	$1.73

      The Company has completed the annual required impairment test of goodwill as of October 1, 2002 and determined that there is no impairment of goodwill.

      In April 2002, the FASB issued Statement No. 145 (FAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, now will be used to classify those gains and losses. Under APB 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent.

      Generally, the provisions of FAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified. The Company is currently evaluating the impact of adoption of this statement, but does not believe it will have a significant impact on its financial statements other than reclassification of gains and losses on extinguishment of debt from extraordinary gains and losses to income before extraordinary items.

3.     Investments in Affiliated Companies

      The Company’s investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for using the equity method because, although the Company does not control them, it has the ability to exercise influence over their operating and financial policies. Equity in earnings from these investments, net of amounts paid to the joint venture partner, was $9.2 million and $(0.6) million for the three months ended September 30, 2001 and 2002 and $9.2 million and $6.7 million for the nine months ended September 30, 2001 and 2002, respectively. The following table, which summarizes financial information for these joint ventures, reports results from the joint venture in Saudi Arabia only through February of 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands)
Sales	$5,080	$29,824	$54,365	$97,626
Cost of Sales	3,935	15,098	34,512	50,139
Net Income	18,052	2,698	18,028	19,492

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In view of the declining scale and prospects of the Company’s Saudi Arabian joint venture, United Defense Systems Ltd. (“UDS”), as described in the Company’s Report on Form 10-K for the year ended December 31, 2001, the Company has entered into an agreement with its Saudi Arabian joint venture partner, Al-Hejailan Projects Company Ltd. (“Al-Hejailan”), under which the Company will sell its interest in the joint venture to Al-Hejailan for approximately $408,000. Completion of the sale is expected to occur within the next six months. The Company does not expect to incur a significant loss from the sale. Beginning March 1, 2002 the Company no longer receives a share of earnings from this joint venture.

4.     Comprehensive Income (Loss)

      Comprehensive income (loss) was $40.8 million and ($17.8) million for the three-month periods and $94.8 million and ($1.6) million for the nine-month periods ended September 30, 2002 and September 2001, respectively. Comprehensive income consists primarily of net income (loss) ($45.1 million and ($18.1) million for the three-month periods and $91.4 million and $2.8 million for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively), foreign currency translation adjustments and fair value adjustments for foreign currency hedges and interest rate swaps.

5.     Long-term Debt

      In August 2001, the Company entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. On July 2, 2002 the Company amended the credit facility to borrow an additional $300 million for the purchase of United States Marine Repair, Inc. (“USMR”) (see Note 8).

      Outstanding borrowings on the term loan facilities were $640 million at September 30, 2002. The facilities bear interest at variable rates with a weighted average rate of 4.6% at September 30, 2002. These loans are due through 2009 and provide for quarterly principal and interest payments.

      The Company made debt repayments under the credit facility of $8.3 million on January 30, 2002 and $82.6 million on September 30, 2002.

6.     Commitments and Contingencies

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

      As with compliance costs, a significant portion of the Company’s expenditures for remediation of existing contamination at its facilities consists of Allowable Costs. As of September 30, 2002 the Company has accrued approximately $19 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The Company does not believe there are significant uncertainties affecting the estimated liabilities or amounts that will be paid in the near term. The most significant of the estimated liabilities is based on the Company’s experience related to ongoing remediation efforts. Pursuant to a demand from the California Water Quality Control Board, USMR is currently conducting a study analyzing clean-up criteria for future remediation work regarding sedimentary contamination in the San Diego Bay. Upon completion of the study, USMR expects that it will be required to begin remediation procedures with respect to the contamination. USMR anticipates that the total costs associated with the remediation phase may range from $2 million to $8 million. In addition, pursuant to the

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the 1997 acquisition of UDLP by the Carlyle Group, the Sellers in that transaction are required to reimburse the Company for 75% of certain remediation costs that are Non-Allowable Costs through the year 2007 for environmental losses previously identified by the Company to the Sellers. Accordingly, the Company has recorded a receivable for $1.6 million for which it expects to be reimbursed over approximately the next 5 years by the Sellers under the terms of the acquisition agreement.

7.     Cell ITS Acquisition

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

8.     United States Marine Repair Acquisition

      Effective July 2, 2002, the Company completed the acquisition of 100% of the outstanding stock of USMR for $305.4 million including the repayment of approximately $105 million of USMR debt. The Company incurred an additional $2 million of transaction costs related to the acquisition. As a result of the transaction, USMR is now a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase. The Company financed the acquisition with cash on hand and by amending its credit facility to borrow an additional $300 million. In connection with the purchase of USMR, the Company received indemnification for pre-existing environmental liabilities and other matters, which indemnification is limited to an escrow account that currently contains approximately $15 million. Additionally, the Company acquired with USMR an escrow-backed indemnification right of $8.9 million pertaining to potential environmental claims which USMR may have against certain third parties. The Company began to consolidate the results of operations of USMR as of the effective date of the transaction.

      USMR, based in Norfolk, Va., is the largest provider of non-nuclear ship repair, modernization, overhaul and conversion services to the U.S. Navy and related government agencies. It provides a range of services from standard topside ship repair to full dry-dock services at six strategically located ship repair facilities in the ports of Norfolk, Virginia; San Diego, San Francisco and San Pedro, California; Pearl Harbor, Hawaii; and Ingleside, Texas. The acquisition of USMR balances and diversifies the Company’s portfolio, gives the Company a strategic growth platform and expands its mission to support the U.S. Navy with superior technology and services.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of USMR’s acquisition.

At July 2, 2002

(In thousands)
Current assets	$65,169
Property, plant and equipment	86,911
Intangible asset: contract rights and customer relationships	29,527
Intangible asset: non-compete	2,000
Goodwill	235,313
Other assets	5,354

Total assets	424,274
Current liabilities	64,522
Long-term liabilities	45,063

Total liabilities	109,585
Net assets acquired	$314,689

      The $235.3 million of goodwill was assigned to USMR. The stepped-up value over the historical net book value of property and equipment was derived from an increase related to land and improvements of $4.9 million and an increase related to drydocks and piers of $15.9 million which are being depreciated on a straight-line basis over the remaining life of the assets, which averages approximately 18 years. The identifiable intangible assets acquired include contract rights and customer relationships ($29.5 million) and a non-compete agreement ($2 million). These intangible assets will be amortized over a period of 4 years, which represents their estimated economic useful life. The contract rights will be amortized based on when projected sales are expected to occur and the non-compete agreement will be amortized on a straight-line basis.

      The following are the unaudited pro forma consolidated results of operations of the Company, assuming the USMR acquisition occurred at the beginning of each period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, except per share data)
Sales	$345,017	$529,701	$1,147,090	$1,455,425
Cost of Sales	271,896	426,976	921,872	1,187,322
Income before extraordinary item	3,917	46,697	21,944	96,006
Earnings per common share — basic	$0.09	$0.91	$0.53	$1.87
Earnings per common share — diluted	$0.09	$0.88	$0.51	$1.82
Net income (loss)	(18,682)	45,080	(655)	94,147
Earnings per common share — basic	$(0.46)	$0.88	$(0.02)	$1.84
Earnings per common share — diluted	$(0.44)	$0.85	$(0.02)	$1.79

9.     Information on Business Segments

      With the acquisition of USMR, the Company now operates in two business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance”. All other business operations are categorized as “Defense Systems”. The Company uses earnings before interest and taxes as the measure of financial performance for each segment.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary financial data for each of the company’s business segments for three-month and nine-month periods ended September 30, 2001 and 2002 follow:

	Three months ended		Nine months ended
	September 30,		September 30, 2002

	2001	2002	2001	2002

	(In thousands)
Sales:
Defense Systems	$275,055	$423,962	$913,863	$1,098,443
Ship Repair and Maintenance	—	105,739	—	105,739

Total sales	275,055	529,701	913,863	1,204,182
Income before interest and taxes:
Defense Systems	31,980	55,748	78,508	124,997
Ship Repair and Maintenance	—	6,860	—	6,860
Corporate	(22,567)	(5,612)	(31,852)	(13,562)

Total income before interest and taxes	9,413	56,996	46,656	118,295
Interest, net	(4,861)	(9,806)	(14,594)	(20,041)

Income before income taxes	$4,552	$47,190	$32,062	$98,254

	December 31,	September 30,
	2001	2002

Total assets: (a)
Defense Systems	$811,530	$876,056
Ship Repair and Maintenance	—	395,883
Corporate and eliminations	107,030	72,070

Total assets	$918,560	$1,344,009

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — September 30, 2002

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our quarterly report on Form 10-Q for the quarter ended June 30, 2002. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

Overview

      United Defense is a leader in the design, development and production of combat vehicles, artillery, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense (“DoD”) and more than 40 foreign militaries, and is the largest U.S. provider of non-nuclear ship repair, modernization and conversion services to the Navy and related government agencies. For many of our key DoD programs, we are the sole-source prime contractor and systems integrator. We conduct global operations through our manufacturing facilities in the United States and Sweden, through our ship repair facilities in Virginia, California, Hawaii and Texas, through a manufacturing joint venture in Turkey, and through co-production programs with various other governments and foreign contractors.

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

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, and some other matters are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. Our repair and maintenance contracts are a mix of fixed-price and cost-plus arrangements with a recent trend toward cost-plus. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs reimbursed or allowed in our negotiation of fixed-price contracts.

      We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley production contracts, sales are not recognized until the U.S. Army fields individual units because it is at that point that the risks and rewards of ownership are transferred. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. We tend to deliver products to our foreign customers in lots, which also results in an inventory build-up pending delivery. For fixed-price repair and maintenance contracts, we recognize sales under the percentage of completion method based on the ratio of incurred cost to estimated total costs. We record sales under cost-plus contracts as costs are incurred and invoiced.

      We use the contract method of accounting for our fixed-price contracts and therefore record gross margin on each unit produced at the time a sale is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We currently evaluate estimates of gross margin three times each year and use the cumulative catch-up method to recognize changes in estimates of sales and gross margins during the period in which those changes are determined. We charge any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of our operating costs for production contracts are materials, subcontractor costs, labor and overhead. The principal operating costs for engineering and development contracts are compensation costs for the engineers and designers and related overhead necessary to support those personnel. All of these operating costs are charged to inventory as incurred. We also use the last-in, first-out, or LIFO, method of accounting for the majority of our inventory, which generally results in higher cost of sales in periods when current costs of the inventory are higher than comparable costs in prior periods and a periodic charge to earnings to reflect changes in the costs of components of inventory. We expense selling, general, administrative, and research and development costs in the period incurred. The major components of these costs include compensation, overhead and amortization of intangibles.

      We are a supplier of armored combat vehicles and weapons delivery systems to the DoD and a number of allied military forces worldwide. Our products include critical elements of the U.S. military’s tactical force structure. We had a firm funded backlog, including new and existing orders at USMR, of approximately $2 billion as of September 30, 2002, a substantial majority of which was derived from sole-source, prime contracts. Approximately 80% of our sales for the nine months ended September 30, 2002 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

      There were no material changes to our major programs from those described in our Form 10-K Report, other than normal additional funding as new contracts are negotiated and awarded, except as follows:

Army Artillery Development Programs

      On May 8, 2002 the Secretary of Defense announced the cancellation of the Crusader program. Crusader was being developed as the U.S. Army’s next generation self-propelled artillery system, using an advanced technology, 155mm cannon. Since the inception of the Crusader program in 1994, we have been the system’s prime contractor, and in recent years Crusader has been our largest weapon system development program. During the nine months ended September 30, 2002, the Crusader program provided 19.2%, or $231.5 million, of our revenues. On August 7, 2002 the Army issued to us notice that our Crusader contract was being terminated for the convenience of the government.

      Also on August 7, 2002, the Army issued to us a preliminary prime contract to begin adapting key Crusader technologies to a new cannon artillery system known as the Non-Line-of-Sight Cannon (“NLOS-C”). NLOS-C would provide a next generation, self-propelled, cannon-based field artillery system as an element of the Army’s Future Combat Systems (discussed below). As such, NLOS-C is intended to be substantially smaller and lighter in weight than the Crusader system and may present significant technological and engineering challenges if it is to be successfully developed. To date, the Army has assigned $31 million in funding to our NLOS-C contract.

      Assuming that the NLOS-C program continues, it will require substantial funding during the Government’s FY03 and subsequent budgetary years. The FY03 defense appropriation law includes $368.5 million for NLOS-C. The statute specifically requires that DoD plan to fully fund the system and field it in the 2008 timeframe. We have not yet ascertained the degree to which the FY03 appropriation will be reflected in our NLOS-C contract, primarily because the government offices, which administer weapons programs, typically consume a portion of the appropriation for their own activities.

      To date the Crusader termination and the NLOS-C program are proceeding favorably. However, the ultimate impact of the Crusader termination and the advent of NLOS-C upon our revenues and profits is likely to depend upon several factors including: (i) the level of continued military and political support of the NLOS-C program in periods beyond FY03; (ii) our continuing in the role of prime contractor on NLOS-C; (iii) the level of our success in performing NLOS-C program work contracted to us; and (iv) the pace at which the NLOS-C program develops, given that the Crusader program was at a relatively mature stage of development when funding levels can be significantly higher than those at earlier stages of development.

Future Combat Systems

      The U.S. Army has undertaken the Future Combat Systems (“FCS”) program as the means by which its long-term combat force, known as the Objective Force, is to be developed and produced. FCS is intended to provide an integrated network of key battlefield components, including manned ground combat vehicles, robotic elements, and command and control, communications, intelligence, surveillance, and reconnaissance systems. The FCS manned ground combat vehicle types are expected to include infantry, artillery, command, and engineering vehicles, and would thus come within areas in which the Company has established expertise and historical record of engineering and production successes.

      On March 7, 2002 the Army selected a contractor team led by The Boeing Company to manage the initial phase of the FCS program. The selection of Boeing exemplifies what may be an emerging trend in U.S. military development and procurement programs, in which the role of an overall integrator of otherwise disparate battlefield systems (such as airborne platforms, ground vehicles, etc.) is awarded to a major defense contractor with large-scale systems integration expertise. The effect of such a selection is to reduce the role of the Company from that of a system prime contractor to that of a subcontractor, albeit a potentially critical one.

      Because of the announced scale and centrality of the FCS program to the Army’s mission, the Company accords a very high priority to obtaining a substantial role in the program. On July 3, 2002 Boeing awarded us an initial FCS subcontract for approximately $1 million to study various manned and unmanned combat vehicle platforms, subsystems, and payloads. The Company is currently engaged in discussions with Boeing and others in an effort to define the nature and scale of our long-term role on FCS.

      The FCS program is still at an early stage, and hence the ultimate nature and characteristics of the combat vehicles which it would use, as well as the pace of developing and producing such systems, are uncertain. The Army has indicated that it intends to field at least some elements of FCS in the 2008-2010 timeframe. We believe that we have key organizational and technological strengths pertinent to the FCS program, and we are pleased to have been selected for some of the initial study work in the program. The infancy and relative lack of definition in the program means that significant uncertainty remains as to (i) the overall future progress of the program, (ii) its continued level of military and political support, including funding, and (iii) the nature and scale of any longer-term role that we may obtain in the program.

      Assuming that FCS continues to develop in the overall direction envisioned by the Army, the funding requirements for the program are expected to expand considerably. Unless overall procurement spending by the Army is permitted to increase significantly, the Army appears inclined to pursue the FCS program at the expense of funding for other weapons programs. Such programs are primarily in the so-called Legacy Force, which is the Army’s current heavy mechanized combat force based primarily upon the M-1 tank (produced by General Dynamics Corporation) and the Bradley Fighting Vehicle (produced by us). Our largest current contract for Legacy Force work consists of a $697 million multi-year contract to upgrade 389 Bradley vehicles to the A3 model and to perform other Bradley work. This contract should be completed by December 2005. In the event that the government becomes convinced that its overall procurement funding will be insufficient to fully pursue both FCS and Legacy Force programs, funding for further Bradley program work (i.e., beyond our multi-year contract which ends in 2005) may be substantially reduced, or cut off entirely. Unless we were to have developed replacement FCS or other program work on a comparable scale by that time, any significant reduction or cutoff in Bradley program work would likely reduce commensurately our revenue and profits.

Ship Repair and Maintenance Services

      USMR is the largest U.S. provider of non-nuclear repair, overhaul, and conversion services for naval and other vessels. Approximately 85% of USMR’s revenue is derived from work on ships owned by the U.S. Navy, Military Sealift Command, and other federal agencies, such as the Maritime Administration. The level of USMR’s revenue is primarily determined by (i) the size of the Navy’s surface ship fleet, (ii) the level and rate of government funding for Navy surface ship repair and modernization, (iii) the nature and pace at which the Navy deploys such vessels, and (iv) the degree to which USMR prevails in competitive Navy procurements for shipyard work on its vessels. USMR’s business has benefited in recent years from having established shipyard facilities in locations where the Navy’s surface vessels are home ported, since the Navy prefers to have shipyard work performed in such locations.

      USMR is currently achieving record revenues. For the nine months ended September 30, 2002, for example, USMR had revenues of $357.0 million compared to $233.2 million in the nine months ended September 30, 2001. Management believes that USMR’s improved results in the current year, which are likely to continue at least through the end of the year, primarily reflect both USMR’s success in winning competitive procurements, and the Navy’s accelerated operations schedule to return various of its vessels to deployment-ready status.

      Two current factors may, by contrast, tend to reduce USMR’s revenues and profits in 2003. First, the Navy has announced plans to decommission certain vessels ahead of schedule in order to free up funds otherwise associated with the operation and maintenance of such vessels for new shipbuilding and conversion projects. Such vessels include a number of destroyers and amphibious ships which have historically constituted an important portion of the vessel population serviced by USMR. Second, to the extent that the Navy deploys its surface task forces on an accelerated and sustained basis in connection with potential operations in Iraq or elsewhere, such vessels would not be available for shipyard work while such deployments continue. Thus the Navy’s operational deployment needs may tend, for example, to reduce USMR’s business in 2003, but potentially increase it thereafter.

Business Segments, Products and Programs

      With the acquisition of USMR, we now operate in two business segments: Defense Systems and Ship Repair and Maintenance. Our Defense Systems program portfolio consists of a balanced mix of weapon systems development, production, upgrade and life cycle support programs. Our Ship Repair and Maintenance business segment consists of ship repair, maintenance, and modernization service programs. Revenue generated from each of our major programs is summarized below.

	Three Months
	Ended		Nine Months Ended
	September 30		September 30
	(in millions)		(in millions)

	2001	2002	2001	2002

Defense Systems:
Bradley Family of Vehicles	$42.5	$125.3	$193.0	$266.3
Naval Ordnance	45.7	55.9	141.8	140.7
Vertical Launch System	19.1	29.8	65.2	88.7
Combat, Engineering & Recovery Vehicles	22.6	45.7	69.7	112.9
Artillery Systems (a)	74.1	86.3	204.4	252.7
Assault Amphibious Vehicles	13.1	22.9	47.7	42.8
Other	58.0	58.1	192.1	194.4

Total Defense Systems	275.1	424.0	913.9	1,098.5
Ship Repair and Maintenance (b)	—	105.7	—	105.7

Total	$275.1	$529.7	$913.9	$1,204.2

(a)	Includes Crusader, NLOS-C, and M109 Howitzer systems

(b)	Includes ship repair and maintenance activities at USMR

      For a more detailed description of our business and principal operating programs, see Form 10-K for the year ended December 31, 2001.

Results of Operations

     Revenue

      Revenue for the three months ended September 30, 2002 was $529.7 million, which was $254.6 million or 92.6% higher than the $275.1 million for the comparable period in 2001. Revenue for the nine months ended September 30, 2002 of $1.2 billion increased by $290.3 million, or 31.8%, from the comparable 2001 period. The Ship Repair and Maintenance segment contributed $105.7 million to the increases both for the quarter and nine-month periods. Ship Repair and Maintenance was a newly consolidated segment resulting from the acquisition of USMR on July 2, 2002. Revenue for the Defense Systems segment was $424.0 million and $275.1 million in the three-month periods ended September 30, 2002 and 2001, respectively, and $1.1 billion and $913.9 million in the nine-month periods ended September 30, 2002 and 2001, respectively. The increase in Defense Systems revenue for the three and nine month periods was primarily due to higher deliveries of Bradley Fighting Vehicles, shipment of recovery vehicles to the U.S. and to Egypt under a co-production contract, shipment of the second propulsor unit for the new Virginia class submarine, and increased deliveries of VLS canisters. These increases in Defense Systems were partially offset by fewer deliveries of Assault Amphibious Vehicles and lower sales pertaining to the Advanced Gun System program intended for use on the U.S. Navy’s new DD(X) destroyer.

     Gross profit

      The gross profit rate for the three months ended September 30, 2002 was 19.4% compared to 21.7% for 2001. For the nine-month periods ended September 30, 2002 and 2001 the gross profit rate was 19.3% and 20.2%, respectively. The Defense Systems segment gross profit rate for the three months ended September 30, 2002 and 2001 was 20.3% and 21.7%, respectively, and 19.7% and 20.2% for the nine months ended September 30, 2002 and 2001, respectively. The lower gross profit rates in 2002 for both three-month and nine-month periods were due to a less profitable mix of contracts in 2002, mainly the lower margin Crusader development program in the Defense Systems segment. The Ship Repair and Maintenance segment gross profit rate for the three months and nine months ended September 30, 2002 was 15.7%.

     Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended September 30, 2002 declined by 28.6% to $37.5 million, compared with $52.6 million in the prior period. Selling, general and administrative expenses were $98 million for the nine months ended September 30, 2002, which declined $33.1 million, or 25%, from the prior period. Decreases for the three and nine month periods in 2002 were attributable to lower amortization of intangible assets, including goodwill, related to acquisitions and payment of performance bonuses and consulting and management fees associated with a recapitalization in 2001 in the Defense Systems segment. These decreases were partially offset by an increase from the inclusion of USMR this quarter.

     Research and development

      Research and development costs were $7.6 million for the three months ended September 30, 2002 compared with $6.8 million for the same prior period. This increase was primarily associated with spending for technologies that potentially can be used on Defense Systems Future Combat Systems program. Research and development costs increased $6.4 million to $22.9 million for the nine months ended September 30, 2002. The increased spending was associated with projects related to Advanced Gun System development work for the DD(X) destroyer and technologies that potentially can be used on the Defense System segment Future Combat Systems program.

     Earnings (loss) from foreign affiliates

      Our Defense Systems segment currently has joint ventures in Turkey and Saudi Arabia (see Note 3.). Earnings (loss) from foreign affiliates of ($0.6) million for the three months ended September 30, 2002 was $9.8 million lower than the same period last year. Earnings from foreign affiliates were $6.7 million in the nine months ended September 30, 2002, a decrease of $2.5 million from $9.2 million in the same prior period. For the three-month and nine-month periods in 2002 the decrease was primarily due to higher earnings in 2001 from Defense Systems segment joint venture in Turkey. The higher earnings in 2001 were a result of the positive impact of $8.6 million from the joint venture being able to liquidate its offset requirement. The earnings for the nine months ended September 30, 2002 were below expectations due to customer acceptance issues. These issues have been addressed and should be resolved in the fourth quarter.

     Earnings before interest and taxes (EBIT)

      EBIT for the three months ended September 30, 2002 was $57.0 million compared with $9.4 million in the same prior period. EBIT for the nine months ended September 30, 2002 was $118.3 million, higher by $71.6 million than $46.7 million in the comparable 2002 period. EBIT for Defense Systems was $55.7 million and $32.0 million for the three months ended September 30, 2002 and 2001, respectively, and $125.0 million and $78.5 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in Defense Systems EBIT for the three-month and nine-month periods for 2002 was primarily due to higher profit on increased sales, lower operating expenses due to not amortizing goodwill in 2002 and lower amortization of other intangible assets related to acquisitions, partially offset by decreased earnings from foreign affiliates. EBIT for Ship Repair and Maintenance was $6.9 million for the three and nine month periods for 2002. Ship Repair and Maintenance includes the operating results of USMR, a newly consolidated segment acquired on July 2, 2002.

     Interest expense

      Net interest expense was $9.8 million in the three months ended September 30, 2002 compared with $4.9 million in the same period in 2001. Net interest expense was $20.0 million in the nine months ended September 30, 2002 compared with $14.6 million in the same prior period. The higher interest expense in 2002 was due to the increased debt level from the acquisition of USMR offset slightly by the effect of a lower interest rate on our variable rate debt in 2002.

     Extraordinary item

      The extraordinary item was $1.6 million in the three months ended September 30, 2002 compared with $22.6 million in the comparable period last year. The extraordinary item was $1.9 million in the nine months ended September 30, 2002 compared with $22.6 million in the comparable period last year. In 2001 we had a charge of $22.6 million for the early liquidation of senior subordinated notes. The $22.6 million consisted of an $18.1 million tender premium paid to the debt holders and a write-off of $4.5 million of unamortized financing costs. The $1.6 million and $1.9 million extraordinary items in the three and nine months ended September 30, 2002, respectively were write-offs of unamortized financing costs for early payment of debt.

     Net income

      As a result of the foregoing factors, we had a net income of $45.1 million in the three months ended September 2002, compared with a loss of $18.1 million in the prior period. For the nine months ended September 30, 2002 and 2001 we had net income of $91.4 million and $2.8 million, respectively.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $75.7 million for the nine-month period ended September 30, 2002 compared with $17.0 million in the same period in 2001. The primary reasons for the increase in 2002 were net income plus non-cash amortization and depreciation, which almost doubled over the prior year and advance payments related to international contracts with Korea, Italy, and Canada exceeding the inventory requirements for these contracts.

      Cash used in investing activities was $324.7 million for the nine-month period ended September 30, 2002, compared with $13.3 million in the prior year period. The purchases of USMR and Cell ITS AB were the reasons for this increase in investing activity in 2002 from the prior period. Expenditures for manufacturing and computer equipment and software primarily represent the capital expenditure component of cash used for investing activities.

      Cash provided by financing activities was $206.9 million for the nine-month period ended September 30, 2002, compared with $5.4 million during the same period in 2001. On July 2, 2002 we amended our credit facility to borrow an additional $300 million for the purchase of USMR. This increase was partially offset by the repayment of $90.9 million of debt during the nine-month period. In the prior period the net cash provided was primarily the result of our August 2001 refinancing of $600 million, offset by principal repayments on that debt of $269.6 million, by a distribution of $289.7 million, and by refinancing costs of $37.3 million.

      Based on current levels of operations and anticipated growth, we believe that our cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on debt, including payments due under our senior credit facility, for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — September 30, 2002

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term foreign currency-denominated transactions, Bofors Defence enters into foreign currency forward exchange contracts. The following table provides information concerning the U.S. dollar functional currency of Bofors’ forward exchange contracts at September 30, 2002. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
					Fair
	2002	2003	2004	Total	Value

	(U.S. $ equivalent in thousands)
Receive Swedish krona/pay U.S. dollars
Contract amount	$1,448	$—	$—	$1,448	$1,534
Average contractual exchange rate	8.81	—	—	8.81
Receive British pounds/pay Swedish krona
Contract amount	$3,474	$—	$—	$3,474	$3,569
Average contractual exchange rate	14.15	—	—	14.15
Receive euro/pay Swedish krona
Contract amount	$1,057	$—	$—	$1,057	$1,046
Average contractual exchange rate	9.24	—	—	9.24
Receive Swedish krona/pay euro
Contract amount	$—	$3,053	$3,054	$6,107	$5,944
Average contractual exchange rate		9.54	9.54	9.54

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility as of September 30, 2002 was 4.6%.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The notional amount of this interest rate swap agreement is $173 million. We entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement entitles us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was ($5.3) million and is included in other liabilities and accumulated comprehensive loss in stockholders’ equity.

      USMR had also entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings. The agreement entitles us to pay our lenders at a fixed rate in return for the right to receive variable interest at a rate approximating the underlying variable rate of our debt, thereby creating the equivalent of a fixed rate obligation. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense. The following table summarizes the financial terms of interest rate swap agreements as of September 30, 2002:

Notional Value	Fixed Rate	Effective Date	Expiration Date	Fair Value

$40M	6.08%	3/10/2000	3/10/2003	($0.9)
$20M	3.77%	1/29/2002	1/20/2004	($0.6)

Item 4.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of United Defense Industries, Inc. management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

September 30, 2002

Item 1.     Legal Proceedings

      We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on the Company.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Amendment No. 1 to the United Defense Stock Option Plan.

10.2	Amendment No. 2 to the United Defense Stock Option Plan.

      (b) Reports on Form 8-K

      On July 17, 2002 the Company filed a report on Form 8-K regarding the completion of its acquisition of United States Marine Repair, Inc. (“USMR”).

      On August 13, 2002, the Company filed a report on Form 8-K setting forth the certifications respectively provided by our Chief Executive and Chief Financial Officers regarding the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and certain other Company reports under the Securities Exchange Act of 1934.

      On September 13, 2002 the Company filed a report on Form 8-K, providing financial statements and pro forma financial information reflecting the acquisition of USMR.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: November 14, 2002

CERTIFICATIONS

Certification of Chief Executive Officer and Director

I, Thomas W. Rabaut, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of United Defense Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ THOMAS W. RABAUT

Title: Chief Executive Officer

Certification of Vice President, Chief Financial Officer and Director

I, Francis Raborn, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of United Defense Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS RABORN

Title: Vice President,
Chief Financial Officer and Director