Form 10-K
period 2002-12-31
UNITED DEFENSE INDUSTRIES INC
filed 2003-03-14
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31,2002	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of February 28, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $575,160,788 based on the closing price of $21.48 per share on the New York Stock Exchange on such date.

      Common Stock, $.01 par value 51,725,625 Shares Outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2003, is incorporated by reference in Part III of this Report.

Special Note Regarding Forward-Looking Statements

      Our Form 10-K disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below under the caption “Risk Factors”. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

ITEM 1.     Description of Business

Overview

      United Defense Industries, Inc. was incorporated in 1997 to acquire United Defense, L.P. (UDLP), a global leader in the design, development, and production of combat vehicles, artillery systems, naval guns, and missile launchers used by the U.S. Department of Defense and allied militaries throughout the world. In 2000, we acquired Bofors Defence, based in Sweden, a leading producer of artillery systems, air defense and naval guns, and precision munitions. In 2002, we acquired United States Marine Repair, Inc. (“USMR”), the leading provider of ship repair, maintenance and modernization services to the U.S. Navy, other U.S. defense related agencies, and commercial customers. With the acquisition of USMR, we are now organized into two separate product and service lines which are each considered separate reportable segments: Defense Systems and Ship Repair and Maintenance. Our Defense Systems program portfolio consists of a mix of weapons system development, production, upgrade, and life cycle support programs. Our Ship Repair and Maintenance business segment consists of ship repair, maintenance, and modernization service programs.

      Our Defense Systems segment’s primary military programs include upgrades of the Bradley Fighting Vehicle (“BFV”) and its derivatives, Naval Ordnance production and development programs, and development for several manned ground vehicle types within the Army’s Future Combat Systems (“FCS”) program, including the Non-Line-of-Sight Cannon (“NLOS-C”). Since 1981, the BFV has served as the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. We have maintained our prime contractor position on the BFV program since production began, and have added a number of technology-based upgrades and derivative vehicles that continue to extend the program’s life cycle. In addition to managing the BFV vehicle programs, we serve as the prime contractor for a number of military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy’s Mk45 naval gun system since 1968. However, many of our traditional Army programs are expected to be supplanted by the Army’s Stryker and/or FCS programs (discussed below).

      The Ship Repair and Maintenance segment’s primary military contracts relate to long-term maintenance programs on U.S. surface ships including, guided missile destroyers, cruisers, mine countermeasures ships, cargo, and amphibious assault ships.

Business Segments, Products and Programs

      Revenue generated from each of our segments and major programs is summarized below.

	Year Ended December 31,

	2000	2001	2002

	(in millions)
Defense Systems:
Bradley Family of Vehicles	$284.8	$275.7	$335.9
Naval Ordnance	175.5	230.7	219.0
Vertical Launch System	98.8	85.4	114.5
Combat, Engineering & Recovery Vehicles	144.5	102.0	154.8
Artillery Systems (a)	226.6	292.1	309.7
Assault Amphibious Vehicles	57.0	55.3	65.3
Other	196.7	277.3	270.7

Total Defense Systems	$1,183.9	$1,318.5	$1,469.9
Ship Repair and Maintenance (b)	—	—	255.4

Total	$1,183.9	$1,318.5	$1,725.3

(a)	Includes Crusader, NLOS-C, and M109 Howitzer systems.

(b)	Includes ship repair and maintenance activities at USMR.

Defense Systems Segment

      The Bradley Fighting Vehicle. We have been the sole-source, prime contractor of the BFV to the U.S. Army (the “Army”) since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles and a stabilized turret, and is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The BFV is outfitted with armor and day/night sights, and can transport up to nine soldiers across rough terrain. The vehicle’s combination of lethality, survivability, and mobility has established it as a critical component of the U.S. Government’s full-spectrum warfare strategy. A total of 7,178 BFVs and derivatives have been built, of which 400 were for the Saudi Arabian Army.

      Although new BFVs are no longer being built, we derive significant revenue from upgrading the Army’s existing fleet of BFVs. We initiated delivery of the latest upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production contract awarded in July of 1997. The BFV A3 provides enhancements such as situation awareness capability and improved lethality, survivability and sustainability as a component of the U.S. Army’s program to digitize the battlefield. The U.S. Army is in the process of upgrading 595 older version BFVs to the A3 configuration, with annual funding allocations over the seven-year period between FY1997-2003. We had been awarded four single year contracts for A3 upgrades (FY1997-2000) for a total of 206 vehicles, and in May 2001, we received a multi-year contract (FY2001-2003) for an additional 389 vehicles. Of these 595 vehicles, 69 were delivered in 2002 and 159 in prior years. Production under the BFV multi-year contract is expected to be completed by June 2005.

      On February 3, 2003 the Administration announced its FY04 budget and various information related to DoD financial and program planning. In order to fund the FCS program (discussed below), the Army intends to sharply curtail spending on the BFV and other systems. Unless such intention is revised by the Administration or a different approach results from the legislative process, we believe that our BFV production work would largely terminate following the completion of our current multi-year contract.

      BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles we have developed. One such derivative, the Multiple Launch Rocket System (“MLRS”) carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Missiles and Fire Control. We were awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire to the artillery. We provided 22 kits to convert BFVs under a workshare arrangement with Red River Army Depot to produce Fire Support Vehicles. Another such vehicle is the Command and Control Vehicle (“C2V”). The C2V is a self-contained vehicle used for communications and operational control of forces that keeps pace with armored maneuver forces while providing the crew with a protected environment. We were awarded a three-year production contract for C2V conversions in December 1998 with scheduled deliveries to be completed in May 2001. However, the Army removed additional production funding for the C2V in FY01 and cancelled the FY00 award.

      In addition to the development and manufacture of BFV derivatives, we provide BFV upgrade kits and field services. Kits allow for the upgrade of BFVs to incorporate advances in technology. We also deploy experts to provide on-site training and advice to customers, complete maintenance and repairs, and assess the necessity of replacement parts. We are under contract with the U.S. Army’s Simulation, Training and Instrumentation Command for the development and demonstration of a multi-purpose simulator/trainer for the BFV family of vehicles. An award for the production and installation of 13 Bradley Advanced Training Systems (“BATS”) was received in July 1999 and deliveries were completed in 2002. A second year production contract for a follow on quantity of 11 BATS was awarded in May 2002 with deliveries scheduled for 2003.

      Mk45 Naval Gun System (“Mk45”). United Defense is the sole source producer of the Navy’s 5-inch Mk45 gun system for the Navy’s current class of destroyers, the Arleigh Burke DDG 51 class (“DDG51”). We are under contract through FY02 requirements. The U.S. Navy currently plans to continue building DDG51 class ships through at least FY06. We are also the prime contractor for the Naval Surface Fire Support (“NSFS”) program. This NSFS program includes upgrading the Mk45 gun system with the capability to fire Extended Range Guided Munitions. Due to the NSFS program, we anticipate a sole-source contract to upgrade Mk45 guns on the Navy’s Ticonderoga class ships from Mod0/1 to Mod4 configurations, which extends the Mk45’s range and improves surface fire support capability. We have already received contracts to upgrade the first eight MK45 guns to the Mod4 configuration. Furthermore, the U.S. Government supports allied navies having compatible armaments, and provides us assistance in efforts to place Mk45s on foreign ships. We believe the improvements included in the Mod4 configuration, which provide significantly greater range, will make the Mk45 more competitive internationally. In October 2002, we contracted with the Danish Navy for two Mk45 Mod4’s, and in December 2002 signed a contract for the second batch of three Korean Mk45 Mod4’s.

      Overhaul, Repair, Maintenance and Other. We provide aftermarket service for the Mk45 and smaller caliber gun mounts, guided missile launching systems, vertical launching systems, surface vessel torpedo tubes, gun fire control systems, target and decoy launchers and other naval combat systems equipment for the U.S. Navy and various international allied forces. These services include engineering, repair, upgrade, maintenance, logistic support, replacement parts and onboard technical assistance. A significant amount of the work is performed at our Louisville, Kentucky operation, which is located at the facilities of the former U.S. Navy operated Naval Ordnance Station. Work is also performed in San Diego, California; Norfolk, Virginia; and Mayport, Florida.

      Advanced Gun System (“AGS”). The U.S. Navy is currently developing its next-generation destroyer, the DD(X), with land attack as its primary mission. We are the sole-source developer of AGS, the primary gun weapon system on DD(X), acting as a subcontractor to Northrop Grumman Ship Systems, which won the DD(X) development contract. Each of the destroyers is expected to have two of the AGS on board, providing the equivalent firepower of two battalions of U.S. Marine Corps M198 howitzers, at ranges of up to 100 nautical miles. Funded gun development was initiated in 1999, with completion of development scheduled for 2006. We are currently in System Development and Demonstration for the AGS. The prototype ship is scheduled to begin construction in FY05. In addition to designing the gun and associated magazine, we have been selected as the source selection authority for development of its projectile.

      Submarine Propulsor. We are the sole-source prime contractor of U.S. submarine propulsors, which enables a submarine to meet stealth mission requirements. We believe we were chosen for the contract because of our advanced manufacturing facilities and extensive experience working with a variety of materials. We are currently under contract to produce six propulsors for Virginia Class submarines for delivery through 2004. The first three systems have been delivered ahead of schedule. In addition, we have been selected to be the sole source prime contractor for the follow-on multi-year propulsor contract.

      Launching Systems. The MK 41 Vertical Launching System (“VLS”) is the U.S. and nine allied navies’ primary multi-mission, multi-missile launcher on surface combatant warships such as destroyers and cruisers. VLS launches the anti-air Standard Missile, strike mission-related Tomahawk cruise missile, vertical launch anti-submarine rocket (VLASROC), and ship self-defense Sea Sparrow missile. We manufacture all the major structural assemblies and electrical cables for the VLS launcher under subcontracts to Lockheed Martin Corporation, the prime contractor of the VLS launcher. We have a MK 41 VLS teaming agreement with Lockheed Martin, which covers both U.S. and foreign sales through December 31, 2011. We are the designated mechanical design agent for the VLS launcher and the design agent for all VLS canisters. We are the sole-source, prime contractor of VLS canisters to the US Navy and foreign navies. The U.S. Navy installs the VLS, like the Mk45, on all DDG51s, each of which contains twelve 8-cell VLS modules. The DDG51 program plan calls for deliveries to be complete by 2010. We signed a three-year launcher production contract with Lockheed Martin in 2002, with deliveries extending through mid-2006. In 1999, we entered into a five-year contract with the U.S. Navy for VLS canisters, and are currently in negotiations for the 2003 canister production requirements with deliveries extending into 2005.

      United Defense and Lockheed Martin just completed a major test milestone for the Quadpack Evolved Sea Sparrow Missile Launching System (QPELS) in December 2002, preparing for the competitive award of the U.S. Navy’s Evolved Seasparrow Launching System program for aircraft carriers and amphibious assault ships. The QPELS provides rapid reaction ship self-defense launch capability for large and small ships, and is a single-cell modular adaptation of the MK 41 VLS.

      As indicated above, the U.S. Navy awarded the initial design contract for the next-generation destroyer, the DD(X) to Northrop Grumman. We are a teammate and subcontractor to Raytheon Corporation for the systems engineering of the next generation Advanced VLS (“AVLS”) for the DD(X), and will design and fabricate the mechanical portions of the AVLS engineering development model. The contract will be completed in 2005, with the follow-on production start slated to begin in 2005 after the DD(X) Critical Design Review.

      M88 Armored Recovery Vehicle (“M88”). We have been the sole-source, prime contractor of the M88 to the U.S. Army since 1960. The M88 currently has an installed base of more than 3,325 vehicles in 19 countries throughout the world. The M88 performs towing, lifting and winching tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the U.S. Army, in 1986 we began the development effort for the M88A2 (“HERCULES”) upgrade, in order to handle 70-ton vehicles. The enhanced capabilities of HERCULES enable a single system with three crewmembers to lift a tank turret or upright and tow an M1A1/A2 tank, tasks which would otherwise require eight soldiers and two recovery vehicles. In addition to the development and manufacturing of vehicles, we also provide M88 upgrade kits and field services, conduct maintenance and repairs, and provide expert on-site and off-site training to customers. The U.S. Army has been awarding annual contracts for M88 upgrades since 1994. Our U.S. Marine Corps (“USMC”) contract started in 2000. We are under contract to deliver 78 vehicles to the U.S. Army and USMC through May 2004. We are working with the U.S. Army to define the requirements for a FY03 contract, which may be spares and support in lieu of additional vehicles. Under the Administration’s proposed FY04 budget, further procurement for HERCULES production would cease after current contracts are completed. We also have an ongoing co-production contract with Egypt for 66 M88A2 kits through March 2004. This vehicle has also been fielded in both Thailand and Kuwait.

      M9 Armored Combat Earthmover (“M9 ACE”). The M9 ACE is an 18-ton, fully tracked, aluminum armored vehicle, used on the battlefield to bulldoze, rough grade, excavate, haul and scrape. With a crew of one, the multi-purpose M9 ACE can attain road speeds of up to 35 miles per hour, and unlike a standard bulldozer, requires no transport vehicle. It is also small and light enough to be transported in C-130 aircraft. The M9 ACE can serve as the prime mover of vehicles weighing up to 39,000 pounds and can clear debris left in the wake of battles or civil disasters. We completed production of 52 vehicles in November 1999. Those vehicles have been fielded to Army engineering units at Ft. Hood, Texas and Ft. Stewart, Georgia. We continue to provide Systems Technical Support for this vehicle.

      M992 Field Artillery Ammunition Supply Vehicle (“FAASV”). The single mission of the FAASV, the battlefield partner of the M109, is to safely transport personnel, ammunition, and supplies to self-propelled howitzers on the battlefield during both firing and non-firing conditions. By utilizing synchronized and semi-automated resupply strategies and mechanisms to carry the artillery ammunition, the FAASV enables the howitzer to remain in the field longer and thereby increase its lethality. The heavily armored chassis provides ballistic protection to its munitions supply crew and accommodates all standard 155mm rounds. In 1999, we completed a production contract for 96 new vehicles and 36 converted vehicles. We were awarded an option to deliver 6 additional converted FAASVs in 2000, and production for those vehicles was completed in 2000.

      M109 Self-Propelled Howitzer (“M109”). The M109 has been the most widely used field artillery howitzer for the U.S. military and certain foreign governments since we first produced it in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest generation is the M109A6 Paladin. We completed deliveries of 7 Paladins in 2001 and received a follow-on order for 18 additional units in January 2002. We have various non-production activities on Paladin, specifically engineering and training contracts. We also design and produce unique configurations of the M109 and offer M109 upgrade kits, servicing and training to various foreign governments.

      Crusader Advanced Artillery System. The Crusader program commenced in 1994, to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. Since inception of the program, we have been the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have since continued to receive Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program described below. To date, the Crusader termination has resulted in a reduction to our workforce of approximately

180 employees. In order to complete the Crusader termination process, we will need to negotiate a final settlement with the Army, and expect to submit our settlement proposal in August 2003.

      Objective Force Indirect Fire, Non-Line-of-Sight Cannon (NLOS-C). Concurrent with the termination of the Crusader program, we were awarded a letter contract by the Army to begin developing the indirect fire cannon system intended to be part of the Army’s Objective Force. This contract included funding for systems engineering, design engineering and fabrication of technology demonstrators. An objective of this program was to transfer technology from Crusader in support of the advanced engineering development of Objective Force capabilities. The contract has a period of performance from August 2002 through September 2003. To fund this effort, the Army reallocated $32 million of FY 02 funding from the Crusader program and Congress authorized and appropriated $368.5 million in FY 03 funding. Further development of the NLOS-C is expected to be included in the System Development and Demonstration phase of the Future Combat Systems (FCS) program. Current plans are for the Army to acquire 720 NLOS-C systems as part of the Objective Force. Public Law 107-314, enacted in December 2002, mandates the fielding of NLOS-C by 2008.

      Assault Amphibious Vehicle (“AAV”). The AAV has been the U.S. Marine Corps’ amphibious assault vehicle for over two decades with more than 1,500 vehicles delivered. In July 1998, we were awarded a $158 million four year contract by USMC to rebuild the existing fleet of AAVs in a partnering arrangement with the Albany, Georgia, and Barstow, California Marine Corps Logistic Bases. We do not expect to build any new AAVs for the USMC, as the AAV is ultimately expected to be replaced by a successor design, the Advanced Assault Amphibious Vehicle, a program in which we do not participate. We do, however, produce different kit configurations of the AAV for foreign customers such as Korea, Spain and Italy, and then assist these countries in assembling the kits locally.

      M113 Armored Personnel Carrier (“M113”). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. We have produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, historically produced in Europe and currently produced by our Turkish affiliate, FNSS. The U.S. Army, which received our last delivery of new M113s in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work currently occurs in our Anniston, Alabama facility. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot. In 2002, we were awarded a one-year contract with four priced options to produce the OPFOR-MBT (an M113A2 converted to the A3 configuration with visual modifications). If all four options are awarded, 145 vehicles will be produced in partnership with the Anniston Army Depot.

      In addition, we are supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and to produce the new improved Mobile Tactical Vehicle Light (“MTVL”). The MTVL variant, which is a patented UDLP M113 derivative, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3.

      Future Combat Systems. The Future Combat Systems, or FCS program, is the Army’s announced means by which its long-term combat force, known as the Objective Force, is to be developed and produced. FCS is intended to provide an electronically linked network of surveillance, command and control, and combat capabilities, including manned and unmanned vehicles, by which the Army would prosecute future combat missions. As such, it is expected to embrace the missions historically provided by Army combat systems such as our Bradley, artillery (M109/FAASV and Crusader), and battlefield transport (M113) systems. In March 2002 the Army selected a contractor team led by The Boeing Company to act as the so-called Lead Systems Integrator in managing the initial phase of the FCS program. Ground combat vehicles, most likely a mixture of manned and unmanned types, are expected to comprise a major element of FCS. In January 2003 the Army announced that the development and integration of the manned ground combat vehicles (“MGVs”) for FCS would be performed by a team composed of ourselves and General Dynamics. Since the Army anticipates spending over $13 billion on the FCS program over the next six years, the critical role envisioned for us on the program’s MGV component could be of long-term significance to our revenues and potential profits.

      However, the FCS program is still at a very early stage, and its significance to us is subject to substantial risks and uncertainties, including (1) whether MGVs ultimately are adopted as a critical element of any configuration of the FCS program which might reach production; (2) whether FCS adheres to the Army’s current schedule for the program — which envisions fielding the first unit in 2008 and achieving initial operating capability by 2010 — or instead is delayed substantially, since the program may be dependent upon the future achievement of critical technological developments both in the MGV sector and in FCS sectors in which we are not involved; (3) the levels of political support and funding which FCS may receive, both from the Administration and Congress, since the lack of such support could lead to the postponement, reduction in scope or scale, or even the cancellation of FCS; and (4) the impact of potential competition to FCS, both in terms of mission capability and available DoD funding, from the Army’s interim transformational program, known as Stryker, which may involve the acquisition of over 2,000 combat vehicles by 2008.

      Bofors Defence (“Bofors”). United Defense Industries acquired Bofors Weapon Systems, a Swedish Company, in September 2000 from Celsius AB. Subsequent to the acquisition, the name was changed to Bofors Defence. During 2002, Bofors refocused its business areas to emphasize Precision Strike and Intelligent Systems. As a result, Bofors’ major business areas are now: Intelligent Ammunition, Launching Systems, Technology Studies, and System Design and Integration. Bofors has retained key competencies in precision Strike and intelligent systems and has added a key competency in modeling and simulation through the acquisition of Cell-ITS (“C-ITS”) in 2002. During 2002, Bofors received key contracts to commence the manufacture of a new armor-piercing round, to initiate studies for a new self-propelled howitzer for Sweden, and to merge the Joint US — SE Trajectory Correctable Munitions Program with the US Excalibur Program. Bofors Defence entered 2003 with a backlog of approximately $148 million. In January 2003 Bofors Defence booked a key ammunition order with the United Kingdom, which raised their backlog to approximately $166 million.

      Military Vehicle Tracks. Most U.S. tracked combat vehicles use a track system composed of linked track shoes which have a steel core and an external rubber surface for traction. We produce the steel components for the tracks on many of the Army’s principal vehicles, including the M1 tank, the BFV, and the M113. Production orders for various track types typically result from DoD programs to build or overhaul the corresponding vehicles, and also from wear and damage occurring in training and military deployments. We typically provide track components as a subcontractor to Goodyear Tire and Rubber Company, which provides the rubber elements and then sells the completed track assembly to the government. We are unable to predict whether, or in what manner, any change in Goodyear’s financial or legal position would affect our track business, but we do not believe that any such impact would be material to our revenues or profits.

Ship Repair and Maintenance Segment

      Ship Repair and Maintenance. United States Marine Repair, Inc. was acquired in July 2002 and its operations comprise our Ship Repair and Maintenance segment. USMR’s principal customer is the U.S. Navy and its largest contracts are multi-year, multi-ship maintenance programs on major classes of surface vessels. In addition, USMR performs ship repair services for other departments and agencies of the U.S. Government as well as for some commercial customers. USMR performs a full scope of ship repair services including inspection, preservation and repair of tanks, hull valves, internal piping systems, ships rudder, main propulsion shaft bearings, sonar domes, and underwater hull surfaces. The projected repairs to restore a ship to its design parameters can be grouped into two main categories. The first category is topside repairs that are performed without lifting the ship out of the water. The second category, called dry-dock repairs, require that the vessel be raised out of the water in order to access underwater parts of the vessel. In addition to repair work, USMR also performs ship modernization to upgrade vessels with new capabilities. The key capabilities required for both repair and modernization work include machinery work, electrical work, steel fabrication, piping, and renewal of marine coatings.

Joint Ventures

      We have a joint venture located in Turkey. At the beginning of 2002, we also owned a 51% joint venture in Saudi Arabia described below, but elected to sell our interest in March of 2002. The joint ventures are accounted for using the equity method, as we do not control them due to our partner’s veto rights over most operating decisions, but we do have the ability to exercise influence over their operating and financial policies.

      FNSS-Turkey. The FNSS Savunma Sistemleri A.S. (“FNSS”) joint venture was formed in 1987 to pursue armored combat vehicle sales to the Turkish Army. We own 51% of FNSS. The initial contract, which became effective in 1989, was for 1,698 armored combat vehicles consisting of four variants with a common chassis: personnel carrier, fighting vehicle, TOW missile vehicle and mortar vehicle. The initial production contract for 1,698 vehicles has been completed, and a follow-on contract for 551 additional personnel carrier vehicles was signed in 2000 with deliveries beginning at the end of 2001. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries starting mid 1999 and ending in early 2001. In August 2000, FNSS signed a second major export order to supply 211 vehicles in eleven configurations to the government of Malaysia. This contract will also include co-production through a sub licensee company in Malaysia. The orders for the Turkish government and the Malaysian government provide backlog through 2004.

      FNSS is pursuing new business opportunities with the Turkish government for additional armored combat vehicles, amphibious vehicles, self-propelled howitzers and tanks, and recovery vehicles. FNSS is also pursuing additional orders with the UAE and Malaysia, as well as other export opportunities within its licensed territory, which includes much of the Middle East.

      United Defense Systems-Arabia (“UDS”). We owned 51% of United Defense Systems, Ltd., a Saudi Arabian company, in partnership with Al-Hejailan Projects Company, Ltd. (“Al-Hejailan”). The joint venture had U.S. Foreign Military Sales contracts to support the Royal Saudi Land Forces Infantry Corps. One set of contracts, worth approximately $300 million, was for logistics and training support for Bradley Fighting Vehicle units. Work on these contracts was discontinued in early 2002 and UDS does not anticipate any future sales for Bradley logistics and training support. In early 1997, UDS was awarded a second contract to modernize 523 of Saudi Arabia’s M113s to an A3 configuration. Because of Saudi Arabian government budget constraints, the funding for the M113 program was delayed, with the result that UDS operated the program at a substantially reduced level during 1999 through 2001. Current funding will support work in Saudi Arabia through March of 2003.

      In view of the declining scale and prospects of this joint venture, we have entered into an agreement with Al-Hejailan, under which we agreed to sell our interest in the joint venture to Al-Hejailan for approximately $408,000. Finalization of the sale is expected to occur by April 2003 subject to required approvals from the Saudi government. Beginning March 1, 2002, we no longer received a share of earnings from this joint venture per the sale agreement.

Research and Development and Engineering Capabilities

      Our Defense Systems segment conducts research and development of new technologies for application to weapon systems and upgrades. Our ability to compete for new Defense Systems contracts depends to a large extent on the success and innovation of our research and development programs.

      The engineering capability of the Defense Systems segment has been a critical component of its success. Extensive experience in simulation, systems integration, armor, mobility, survivability and armaments, as well as our software development, engineering and electronics capabilities, have allowed us to stay at the forefront of the development, manufacture and upgrade of our products and to apply our technologies to other products.

      A recent example of this occurred in 2002, when our Defense Systems segment competed for and won a $7.9 million contract from GM Defence of Canada to design and develop add-on-armor for the Stryker vehicles that GM Defence jointly produces with General Dynamics Corporation for the U.S. Army. The contract, which we expect to be increased in early 2003 for design and manufacture of 59 surrogate armor kits, contains options for the production of up to 1,000 armor kits for the Stryker vehicles.

      We expended $15.8 million, $23.7 million and $27.7 million on research and development in 2000, 2001 and 2002, respectively, a substantial portion of which was included in overhead allocable to both U.S. Government and foreign government contracts.

Competition

      In the markets we serve, we face a variety of major domestic and foreign competitors. In the Defense Systems segment, competitors include Alvis-Vickers, Ltd., The Boeing Company, General Dynamics Corporation, GIAT, Krauss Maffei Wegmann, Lockheed Martin Corporation, Oto Melara, Raytheon Company, Steyr Daimler Puch and Textron. In the Ship Repair and Maintenance segment, competitors include General Dynamics Corporation, Northrop Grumman Corporation, Metro Machine Corporation, Todd Shipyards Corporation, Marine Hydraulics International, Inc., Deytens Shipyards, Inc., and Baltimore Marine Industries, Inc.

      Management believes that we will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of our products and services. As the electronic and software content of our products increases, we expect to encounter increased competition from electronics and aerospace companies whose activities historically have been largely unrelated to our products and programs. Our ability to compete for new Defense Systems segment contracts depends to a large extent on the success and innovation of our research and development programs, our capability as a systems integrator, whether we can partner with military industrial facilities owned by DoD (known as depots), our ability to offer best value to our government customers, our success in obtaining subcontracts on those programs where we are not the prime contractor, and our readiness in facilities, equipment and personnel to undertake the programs for which we compete. Major factors involved in competition for the Ship Repair and Maintenance segment include the geographic proximity of the ship repair facility and the vessel, technical skills, price, and facility requirements such as dry-docks, cranes, and berthing capabilities.

      In some instances, Defense Systems programs are sole-sourced by the U.S. Government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where we are the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. Our customers, particularly the industrial facilities operated by DoD, often compete with us for aftermarket business, such as upgrade work and various overhaul and servicing work we perform.

Major Customers

      Our sales are predominantly derived from contracts with agencies of the U.S. Government. See Note 14 to the Consolidated Financial Statements, included in Item 8.

Backlog

      As of December 31, 2002, our funded backlog was approximately $2.0 billion, of which $1.9 billion was associated with our Defense Systems segment and just over $100 million with our Ship Repair and Maintenance segment. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. We expect to earn as revenues a substantial majority of the backlog at December 31, 2002 by the end of 2003.

      Our near-term revenue forecasts could be impacted adversely by a conflict with Iraq. For example, our Ship Repair and Maintenance segment’s sales may be lower because ships previously scheduled for repair are deployed instead, and our Defense Systems segment’s scheduled fieldings of BFV A3 vehicles may be disrupted. However, longer-term revenues might increase if more ships end up needing repairs and, as was the case after Operation Desert Storm, modifications from “lessons learned” are incorporated into our products.

Intellectual Property

      Although we own a number of patents and have filed applications for additional patents, we do not believe that our operations depend upon our patents. In addition, our U.S. Government contracts generally license us to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for us to prevent the use by other companies of our patents in most domestic work. Additionally, we own certain data rights in our products under certain of our government contracts. The protection of data developed by us from use by other government contractors is from time to time a source of negotiation between us and the U.S. Government, and the extent of our data rights in any particular product generally depends upon the degree to which that product was developed by us, rather than with U.S. Government funds. We routinely enter into confidentiality and non-disclosure agreements with our employees to protect our trade secrets.

Employees

      At December 31, 2002, we had approximately 7,400 employees and approximately 300 contract workers (excluding employees of the foreign joint venture). Approximately 2,000 of these employees at nine locations are represented by eleven unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston, Alabama); the International Association of Machinists (Louisville, Kentucky and Santa Clara, California); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis, Minnesota); the International Guards (Minneapolis); the International Brotherhood of Teamsters (Santa Clara); the United Steelworkers (York, Pennsylvania); Armament Systems Guards Firefighters (Minneapolis); the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (Norfolk, Virginia); the Pacific Coast Metal Trades District Council (San Francisco, California); the Swedish Trade Union Cooperation (Sweden); and the Federation of Salaried Employees in Industry and Services (Sweden). While we have from time to time experienced strikes by our unionized employees, we believe that currently relations with our employees are good.

Sources and Availability of Raw Materials

      Our manufacturing operations require raw materials, primarily aluminum and steel, which are purchased in the open market and are normally available from a number of suppliers. We purchase a variety of electronic and mechanical components for which we have multiple commercial sources. We have not experienced any significant delays in obtaining timely deliveries of essential raw materials.

Environmental Matters

      Our operations are subject to federal, state and local laws and regulations relating to, among other things, emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances (“Environmental Laws”). We continually assess our compliance status and believe that our operations currently are in substantial compliance with Environmental Laws.

      Operating and maintenance costs associated with environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (“Allowable Costs”). Such costs have not been material in the past and, based on information presently available to us and on U.S. Government environmental policies relating to Allowable Costs in effect at this time (all of which are subject to change), are not expected to have a material adverse effect on us.

      Under existing U.S. environmental laws, so-called potentially responsible parties may be jointly and severally liable and, therefore, we are potentially liable to the government or third parties for the full cost of remediating contamination at our sites or at third party sites. In the unlikely event that we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties for their share.

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consists of Allowable Costs. As of December 31, 2002, we had accrued approximately $27 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts. Pursuant to a demand from the California Regional Water Quality Control Board, we are completing a study of sedimentary contamination in San Diego Bay for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 to $9 million, although it is conceivable that costs could be as high as $40 million if the most stringent clean-up standard were to be adopted. Up to $9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also a further $15 million escrow fund was established in our 2002 acquisition of USMR, which may be available in respect of USMR’s sediment exposure.

      Pursuant to the terms of the 1997 acquisition of United Defense, L.P., FMC Corporation and Harsco Corporation (collectively, the “Sellers”) are required to reimburse us for 75% of certain remediation costs that are Non-Allowable Costs through the year 2007 for environmental losses we have previously identified to the Sellers. Accordingly, we have recorded a receivable for $1.5 million for which we expect to be reimbursed by the Sellers over approximately the next 5 years under the terms of the 1997 acquisition agreement.

      Since approximately 1941, we (and, prior to our formation, our predecessors) have operated the Fridley, Minnesota facility. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but operated by us under a contract with and on behalf of the Navy. (We own the remainder of the facility.) Since 1991, the Navy has expended approximately $27 million in remediation costs, including site investigation, on the Navy property, and the Navy anticipates spending a further $9 million on such matters at the site. From time to time the Navy has engaged us in discussions as to whether we should pay a portion of such expenses, and recently offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any environmental costs that we may sustain at Fridley would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved (whether by settlement, legal proceedings, or otherwise).

Available Information

      We make available free of charge on our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can find these reports on our website at www.uniteddefense.com under the “Investors” heading.

Risk Factors

     Our government contracts entail risks.

      We are a sole-source, prime contractor for many different military programs with the U.S. Department of Defense (“DoD”). We depend heavily on the government contracts underlying these programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations. The government’s termination of, or failure to fully fund, one or more of the contracts for our programs would have a negative impact on our operating results and financial condition. We also serve as a subcontractor on several military programs that, in large part, involve the same risks as prime contracts.

We rely on key contracts with U.S. Government entities for a significant portion of our sales. A substantial reduction in these contracts would materially adversely affect our operating results.

      We derive revenues predominantly from contracts with agencies of, and prime contractors to, the DoD. Approximately 79% of our sales for the year ended December 31, 2002, were made directly or indirectly to agencies of the U.S. Government, excluding U.S. Foreign Military Sales contracts. Any significant disruption or deterioration in our relationship with the U.S. Government and a corresponding reduction in these contracts would significantly reduce our revenues. See, for example, “Results of Operations — Army Transformation” under Item 7, Management’s Discussion and Analysis, below.

Changes in defense procurement models may make it more difficult for us to successfully bid on projects as a prime contractor and limit sole-source opportunities available to us.

      In recent years, the trend in combat system design and development appears to be evolving towards the technological integration of various battlefield components, including combat vehicles, command and control network communications, advanced technology artillery systems and robotics. If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies who have significantly greater resources than we do. This trend could create a role for a prime contractor with broader capabilities that would be responsible for integrating various battlefield component systems and potentially eliminating or reducing the role of sole-source providers or prime contractors of component weapon systems. For example, the U.S. Army recently awarded the prime contractor role in its Future Combat Systems (“FCS”) program (discussed below) to The Boeing Company in the capacity of overall integrator for FCS, instead of awarding separate prime contracts for major FCS elements such as ground vehicles, air vehicles, and network electronics.

The ultimate results of the Future Combat Systems program are uncertain, and the scale of the program may impair funding for other important U.S. Army programs in which we participate.

      See “Results of Operations — Army Transformation” under Item 7, Management’s Discussion and Analysis, below, for a discussion of the potential impact of the FCS program on our other U.S. Army programs and our overall business prospects.

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

      Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosure of compliance issues to governmental agencies as appropriate. We are currently providing information on compliance matters to various agencies, and we expect to continue to do so in the future. For example, on August 8, 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena seeks information relating to a 2000 contract between us and the Italian government for the upgrading of certain amphibious assault vehicles. We believe that the grand jury investigation is directed toward ascertaining whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While management is not aware of any such violation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operations or financial position.

Government contracts are subject to competitive bidding.

      We obtain many of our U.S. Government contracts through a competitive bidding process that subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, that may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us, such as the contract for the U.S. Army’s Interim Armored Vehicle program (now known as the Stryker program); and

•	the design complexity and rapid rate of technological advancement of defense related products.

      In addition, in order to win the award of developmental programs, we must be able to align our research and development and product offerings with the government’s changing concepts of national defense and defense systems. For example, in recent years, there has been a trend in military procurement toward increasing the use of wheeled combat vehicles, exemplified in the U.S. Army’s announced procurement of over 2,000 wheeled vehicles in November 2000 for the Stryker program, a competition in which we unsuccessfully offered tracked vehicle candidates. To the extent that future armored vehicle procurements emphasize wheeled designs, we may remain at a competitive disadvantage if we are unable to offer a competitive wheeled vehicle design. Moreover, there is no assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate sales sufficient to result in profits.

Our fixed-price and cost-plus contracts may commit us to unfavorable terms.

      We provide our products and services primarily through fixed-price, cost-plus and time and materials contracts. For the year ended December 31, 2002, fixed-price contracts provided 65% of our revenues, and cost-plus contracts, including time and material contracts, provided 35%.

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

      In a cost-plus contract, we are allowed to recover our approved costs plus a fee. The total price on a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. U.S. Government regulations require us to notify our customer of any cost overruns or underruns on a cost-plus contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

      On our time and materials contracts, we recover a specific amount per hour worked, the cost of direct materials and subcontracts, and a mark-up on direct materials and subcontracts. Time and materials contracts may provide for not-to-exceed price ceilings as well as the potential that we must partially absorb cost overruns.

      Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts, as required under U.S. generally accepted accounting principles, there is no assurance that our contract loss provisions will be adequate to cover all actual future losses.

Intense competition could limit our ability to win and retain government contracts.

      The defense and private-sector ship repair industries are highly competitive and we encounter significant domestic and international competition for government contracts from other companies, some of which have substantially greater financial, technical, marketing, manufacturing and distribution resources than we do. Our ability to compete for these contracts depends on:

•	the effectiveness of our research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost to the U.S. Government;

•	the location of our ship repair facilities in relation to U.S. Navy homeports; and

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete.

      Additionally, our U.S. Government programs must compete with programs managed by other defense contractors for limited funding. Our competitors continually engage in efforts to expand their business relationship with the U.S. Government and are likely to continue these efforts in the future. For example, in the private-sector ship repair industry, as the U.S. Navy moves toward greater use of multi-ship, multi-year contracts, the larger size of the contracts to be awarded may attract additional competitors to our market, including companies that have traditionally focused on shipbuilding rather than repair. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, defense programs compete with non-defense spending of the U.S. Government for funding. Budget decisions made by the U.S. Government are outside of our control and can have long-term consequences for our size and structure.

      In some instances, the U.S. Government directs to a single supplier all work for a particular program, commonly known as a sole-source program. In those instances, other suppliers who might otherwise be able to compete for various components of the program can only do so if the U.S. Government chooses to reopen the program to competition. While we have derived most of our historical revenues from sole-source programs, we derive and expect to derive a portion of our sales through competitive bidding. In addition, although the U.S. Government has historically awarded certain programs to us on a sole-source basis, it may in the future determine to open such programs to a competitive bidding process. There is no assurance that we will continue to be the sole-source contractor on various programs, that we will compete successfully for specific program opportunities or, if we are successful, that awarded contracts will generate sufficient sales to be profitable. The failure or failures to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

We cannot guarantee the success of our strategy to pursue multi-ship, multi-year contracts awarded by the U.S. Navy for work on Atlantic Fleet surface ships.

      We expect the U.S. Navy to increase the use of multi-ship, multi-year contracts for the repair and maintenance of the Atlantic Fleet, and the aggressive pursuit of these contracts is an important part of our business strategy. Our ability to win these contracts will depend on a variety of factors, including our cost structure, past performance under these types of contracts on both the East and West Coasts and facility capacity in Norfolk, Virginia. We currently have one dry dock at our Norfolk facility and access to another dry dock in Norfolk under a teaming agreement. The other party to the teaming agreement has notified us of its intent to terminate the agreement in January 2004. We have reached an agreement in principle with the other party to restructure our relationship, and are presently seeking the third-party approvals required in order to continue our negotiations. If we are unable to continue to team with the provider of this second dry dock, we will be required to acquire or gain access to another dry dock in Norfolk in order to compete for multi-ship, multi-year contracts for work on the Atlantic Fleet.

The maintenance and establishment of teaming agreements is important to our business.

      In our Ship Repair and Maintenance segment, we currently engage in teaming agreements that involve either general arrangements with other ship repair companies to allow us access to facilities and employees or specific teaming agreements which allow us to access dry docks or other facilities, or whereby we take subcontracting responsibility for a specific aspect of a larger prime contract. We believe that the ability to participate in many of the U.S. Navy’s future contracts will depend on our ability to maintain and enter into successful teaming agreements. We cannot guarantee that our current teaming partners will not terminate existing teaming arrangements or that they will renew these arrangements when they expire. See, for example, the discussion in the preceding paragraph regarding our teaming arrangement in Norfolk. In our Defense Systems segment, we also make frequent use of teaming agreements. For example, we recently entered into a teaming agreement with Boeing and General Dynamics regarding our role on the manned ground combat vehicle portion of the FCS program. (See “Future Combat Systems” discussion under Item 1, Description of Business, above.) In addition, we cannot assure that you that we will be selected as a teaming participant, or that we will be able to identify and successfully work with other companies. Failure to maintain or enter into future teaming agreements may have a material adverse effect on our business and future prospects.

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

      As a result, our period-to-period performance may fluctuate significantly, and you should not consider our performance during any particular period as necessarily indicative of longer-term results. See “Management’s Discussion and Analysis of The Results of Operations and Financial Condition — Overview”, Item 7 below.

The operating performance of our Ship Repair and Maintenance business segment is heavily dependent on the deployment and maintenance schedules of the U.S. Navy, as well as the U.S. Government budgetary cycle.

      The timing and extent of the maintenance and repair of U.S. Navy vessels depends on the maintenance and deployment schedules established by the U.S. Navy for each vessel. While the U.S. Navy tries to evenly distribute repairs throughout the year in a given port, this is not always possible. Therefore, the level of activity in our repair and maintenance facilities and the financial results of our Ship Repair and Maintenance segment can vary significantly from period to period. In addition, U.S. defense-related agencies, including the U.S. Navy, have historically allocated the majority of their budgets during their first and second fiscal quarters, which correspond with our fourth and first fiscal quarters. The timing of these allocations has caused and will likely continue to cause fluctuations in our revenues, profitability, and cash flows.

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

      We participate in an unconsolidated joint venture in Turkey and in co-production programs in several other countries. We recognized earnings from our joint ventures of $13.9 million for the year ended December 31, 2002. Our export sales, which include U.S. direct foreign sales, U.S. Foreign Military Sales and our revenues from our Bofors Defence subsidiary, totaled $347.6 million for the year ended December 31, 2002 representing approximately 20% of our total revenues for that period. Our strategy includes expansion of our international operations and export sales. In connection with these international operations and sales we are subject to risks, including the following:

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

      As part of our growth strategy, we intend to expand our current joint ventures and pursue new strategic alliances, selected acquisitions and co-production programs. We consider strategic transactions from time to time and may be evaluating acquisitions, alliances or co-production programs or engaged in negotiations at any time. We compete with other ship repair and defense-related businesses for these opportunities. There is no assurance, therefore, that we will be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms or at all. If we enter into these transactions, we also cannot be sure that we will realize the benefits we anticipate. In addition, we cannot be sure that we will be able to obtain additional financing for these transactions.

      The integration of any strategic alliances, acquisitions, teaming agreements or co-production programs into our business may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Consummating these transactions could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our financial condition and operating results. In addition, we may be required to enter into novation agreements with the U.S. Government in order to succeed to the U.S. Government contracts of any acquired entity. Novation can be a lengthy process that often occurs after the consummation of an acquisition. Accordingly, our failure to obtain any required novation could have a material adverse effect on the value to us of an acquired business.

Significant risks are inherent in the day-to-day operations of our ship repair and maintenance business.

      The day-to-day activities of our ship repair and maintenance business involves the repair, maintenance and modernization of large steel structures, the operation of cranes and other heavy machinery and other operating hazards. As a result, our operations can cause personal injury or loss of life, severe damage to and destruction of property and equipment, and interruption of our business. The structural or mechanical failure of a vessel after it leaves one of our shipyards can result in similar injuries and damages and could result in liabilities to us. We could be named as a defendant in a lawsuit asserting large claims on the occurrence of any of these events. Although we maintain insurance protection in amounts we consider to be adequate, we cannot assure you that this insurance will be sufficient in coverage or effective under all circumstances or against all hazards to which we may be subject. If we are not fully insured against a successful claim, there could be a material adverse effect on our financial condition and result of operations.

We may experience labor disruptions associated with the expiration of our collective bargaining agreements.

      As of December 31, 2002, we had approximately 7,400 employees and 300 contract workers. Approximately 2,000 of our employees are covered by collective bargaining agreements with various unions. (See Item 1, Description of Business, “Employees” for additional detail regarding our unionized locations.) Our agreement with the unions to which our workers in our Ship Repair and Maintenance facility in Norfolk, Virginia belong covers approximately 800 employees and expires in February 2004. Our agreement with the unions to which our workers in San Francisco belong covers approximately 150 employees and expires in June 2005. Although we believe that our relationships with these unions are good, there can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise.

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

      On July 2, 2002, we amended and restated our existing secured credit facility for an additional loan of $300 million to acquire United States Marine Repair, Inc. In the future, we may borrow more money, subject to the limitations imposed on us by our senior secured credit facility.

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

      Stringent fines and penalties may be imposed for non-compliance and many environmental laws impose joint and several “strict liability” for remediation of spills and releases of oil and hazardous substances, without regard to negligence or fault on the part of the person being held responsible. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us regardless of whether the contamination is attributable to other potentially responsible parties. Many of our facilities have been used for ship repair and related activities for several decades. The nature of ship repair operations requires the storage, use and handling of hazardous materials. The extensive use and handling of these materials has resulted in their release in our shipyards and the adjacent waterways and may do so in the future. Accordingly, we make capital expenditures and incur operating expenses for clean-up, mitigation and other environmental matters arising from the condition of our shipyards and the adjacent waterways and from our daily operations.

      See “Environmental Matters” discussion in Item 1, Description of Business, above, for a more detailed description of certain environmental matters and our related potential liability.

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

              Acting in a subcontractor role on FCS may reduce our control over and financial results from the program.

      On most of our programs with the Army, we have historically participated in the role of the prime contractor, meaning that we have overall contractual responsibility for the final product or system sold to DoD, and subcontract to others for various components and services which we incorporate in the final product. For example, we are or have been the prime contractor on the U.S. Army’s Bradley, Crusader, M109/FAASV, M113, M88 Hercules, and ACE programs. By contrast, on the FCS program, including the NLOS-C system (both of which are discussed above under Item 1, Description of Business, Defense Systems Segment), we are expected to participate as a subcontractor, at least during the development phases of the program, which are expected to last several years. Historically, we have sought the role of prime contractor on our military programs because of both the heightened visibility and extensive customer interface which prime contractors tend to possess. The overall effect of participating in FCS as a subcontractor rather than as a prime contractor is uncertain, but it may lessen our ability to obtain adequate funding for elements of the program in which we participate, and/or to influence the technological direction, nature, scope, and ultimate production and fielding of those elements in which we participate. Any such diminution could reduce our revenues and profits from FCS participation, and/or render us subject to greater competition from other current or potential participants in the program.

Decline in the value of the securities held by our employee retirement plans would adversely affect our retiree benefit expense and funding levels.

      Our employee retirement benefit plans hold a significant amount of equity securities. Declines in the market values of these securities would increase our retiree benefit expense and, as a result, adversely affect our profitability. In addition, a continued decline in such asset values could cause our plans, which in the aggregate were adequately funded as of December 31, 2002, to become underfunded.

ITEM 2.     Properties

      The principal manufacturing and research and development activities for our Defense Systems segment are located in four main facilities: Fridley, Minnesota; York, Pennsylvania; Louisville, Kentucky; and Santa Clara, California. We currently own 326,023 square feet and have historically used the attached 1,712,240 square foot

Fridley facility under a facility-use agreement with the U.S. Government. Our last such agreement expired on February 28, 2003, and we are currently in negotiations with the U.S. Government to amend and/or extend the agreement. The York facility consists of 996,518 square feet and is owned by United Defense. We lease our 633,609 square foot Louisville facility pursuant to a lease expiring in June 2005. The main Santa Clara facility occupies 124,940 square feet under a lease that expires in October 2011. In addition, we own or lease approximately 25 additional administrative offices, manufacturing facilities, and warehouse locations throughout the U.S. and in Sweden.

      Our Ship Repair and Maintenance segment owns or leases a total of seven ship repair facilities in the continental United States and Hawaii. The two largest facilities are full service shipyards located in Norfolk, Virginia and San Diego, California. The San Diego shipyard includes 5 repair piers with 2,800 feet of berthing space, two dry-docks, various workshops, warehouses and offices located on 23 acres. All waterfront property in San Diego is occupied under a long-term ground lease that expires in 2034. The Norfolk shipyard is located on approximately 109 acres and includes 4 piers with 3,000 feet of berthing space, one 52,000 ton dry-dock, and numerous workshops, warehouses, and offices. We own the Norfolk property. In addition, our Ship Repair and Maintenance segment also leases five other shipyard facilities located in California, Texas, Hawaii, and Florida.

ITEM 3.     Legal Proceedings

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

      As a government contractor, we are subject to the audit, review, and investigative authority of various U.S. Government agencies. Depending upon the particular jurisdictional statute, violations of federal procurement rules may result in contract price reductions or refunds, civil penalties, and/or criminal penalties. Government contractors that violate the False Claims Act and/or other applicable laws may be suspended or debarred from receiving further government contracts. Given our dependence on U.S. Government contracts, suspension or debarment is an inherent risk that could readily have a material adverse effect on us. Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosures of compliance issues to governmental agencies as appropriate. In the ordinary course of business, we provide information on compliance matters to various government agencies, and we expect to continue to do so in the future.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our sole class of common equity is our $0.01 par value common stock, which is traded on the New York Stock Exchange (“NYSE”) under the symbol “UDI”. Trading in our common stock commenced on the NYSE on December 14, 2001. As of February 28, 2003, there were 53 shareholders of record with approximately 9,878 beneficial shareholders of our common stock.

      The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on NYSE.

	High	Low

Calendar Year 2001
Fourth Quarter (beginning December 14, 2001)	$21.94	$18.99
Calendar Year 2002
First Quarter	$28.47	$19.60
Second Quarter	29.85	19.70
Third Quarter	24.35	17.60
Fourth Quarter	24.35	18.65
Calendar Year 2003
First Quarter (as of February 28, 2003)	$24.75	$21.05

      As part of the recapitalization transaction described in Item 7 below, we paid two dividends in 2001. The first dividend of $289.7 million at $7.11 per share was paid on August 13, 2001. The second dividend of $92.0 million, or $2.22 per share was paid on November 26, 2001. We did not pay any dividends in 2002 and do not anticipate paying any dividends in the foreseeable future. In addition, our $800 million senior secured credit agreement includes provisions restricting our ability to pay dividends in the future.

      We sold no unregistered securities during 2002.

ITEM 6.     Selected Financial Data

      The following tables set forth our selected consolidated financial data for the periods indicated. We have derived our consolidated statements of operations and our balance sheet data for each of the five years ended December 31, 2002 from our audited consolidated financial statements. The historical results presented are not necessarily indicative of future results. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and their related notes included elsewhere in this document.

      On September 6, 2000, we acquired all of the outstanding stock of Bofors Defence, and on July 2, 2002, we acquired all of the outstanding stock of United States Marine Repair. Accordingly, the financial statements reflect the results of operations of the acquired entities since the respective dates of acquisition. These acquisitions affect the comparability of the financial data for the periods presented.

	Year ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Net sales	$1,217,555	$1,213,526	$1,183,886	$1,318,538	$1,725,346
(Loss) income before extraordinary item	(122,598)	2,938	18,165	37,022	136,276
Net (loss) income	(122,598)	2,938	18,845	8,776	134,576
Total assets	977,450	853,142	895,820	928,118	1,453,970
Long term debt, including current portion	506,986	349,843	269,577	430,900	590,000
Cash dividends declared per common share	—	—	—	$9.33	—

	Year ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Per Share Data:
Earnings per common share — basic (Loss) income before extraordinary Item	$(3.08)	$0.07	$0.45	$0.90	$2.65
Extraordinary item	—	—	0.01	(0.69)	(0.03)

Net (loss) income	$(3.08)	$0.07	$0.46	$0.21	$2.62

Weighted average common shares outstanding	39,815,942	40,593,348	40,584,049	41,264,914	51,348,889
Earnings per common share — diluted (Loss) income before extraordinary item	$(3.08)	$0.07	$0.43	$0.86	$2.58
Extraordinary item	—	—	0.01	(0.66)	(0.03)

Net (loss) income	$(3.08)	$0.07	$0.44	$0.20	$2.55

Weighted average common shares outstanding	39,815,942	42,052,127	42,419,473	43,203,511	52,796,680

ITEM 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

      The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

      United Defense is a leader in the design, development and production of combat vehicles, artillery systems, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense (“DoD”) and more than 40 foreign militaries, and is the leading U.S. provider of non-nuclear ship repair, modernization and conversion services to the U.S. Navy and related government agencies. For many of our key DoD programs, we are the sole-source prime contractor and systems integrator. We conduct global operations through our manufacturing facilities in the United States and Sweden, our ship repair facilities in Virginia, California, Hawaii, Florida and Texas, a manufacturing joint venture in Turkey, and co-production programs with various other governments and foreign contractors.

      The Carlyle Group formed United Defense Industries, Inc. in October 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. The Carlyle Group continues to own a significant portion of our common stock. In July 2002 we acquired USMR from The Carlyle Group.

      We had a firm funded backlog, including new and existing orders at USMR, of approximately $2 billion as of December 31, 2002, a substantial majority of which was derived from sole-source, prime contracts. Approximately 79% of our sales for the year ended December 31, 2002 were to the U.S. Government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

      Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity. Period to period comparisons are also affected by acquisitions where the results of operations for the acquired business are included in our results only for periods subsequent to the date of acquisition. This is the case for the September 2000 acquisition of Bofors Defense and the July 2002 acquisition of United States Marine Repair, Inc.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenue. Revenue for 2002 was $1,725.3 million, an increase of $406.8 million or 30.9% from $1,318.5 million for 2001. This increase is attributable to the inclusion of $255.4 million of United States Marine Repair results in our Ship Repair and Maintenance segment in 2002 which did not exist in 2001, and $151.4 million in higher Defense Systems segment sales in 2002 including a $60.2 million increase in Bradley vehicles and a $52.8 million increase in M88 tank recovery vehicles.

      Gross Profit. Gross profit increased $77.9 million, or 30%, to $336.7 million for the year 2002 as a result of increased sales. The Defense Systems segment’s gross profit was 20.2% for 2002 compared with 19.6% for the year 2001. The Ship Repair and Maintenance segment gross profit rate for the year 2002 was 15.4%.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2002 were $142.8 million, a $36.9 million, or 20.5% decrease from $179.7 million for 2001. The decrease was due to lower amortization costs of intangibles and no amortization of goodwill due to the non-amortization provision of FAS 142, and the absence of significant non-recurring charges resulting from the initial public offering and recapitalization that were incurred in 2001. These decreases were partially offset by the inclusion of $20.7 million of United States Marine Repair selling, general and administration costs for the last six months of 2002.

      Research and Development. Research and development costs were $27.7 million for 2002, an increase of $4.0 million, or 16.9%, from the prior year. This increase resulted from significant spending to develop and build a wheeled vehicle prototype to be proposed as the wheeled vehicle platform for the Future Combat Systems program.

      Earnings from Foreign Affiliates. Earnings from foreign affiliates in the Defense Systems segment for 2002 were $13.9 million, net of amounts paid to our Turkish partner, a $3.7 million increase from the prior year. This increase was primarily due to increased earnings from the joint venture in Turkey as production continues to ramp up to meet contract schedules, which more than offset the fact that we stopped recording our share of earnings from our joint venture in Saudi Arabia in March 2002 which we agreed to divest.

      Net Interest Expense. Net interest expense for 2002 was $28.7 million, a $6.0 million increase from the prior year. This increase was the result of an increase in debt associated with the acquisition of United States Marine Repair and lower interest income due to lower interest rates and lower average cash balances in 2002.

      Provision for Income Taxes. The provision for income taxes for 2002 was $15.2 million, an increase of $9.3 million from the prior year. The increase was due to higher taxable income, net of the impact of the reversal of the valuation allowance against net deferred tax assets. In 2003, taxes will be fully provided on income at rates approximating statutory rates.

      Extraordinary Item. We recorded a charge, net of taxes, of $1.7 million during the year 2002 for the early extinguishment of debt as we made $140.9 million of early debt repayments. This compared favorably to the 2001 extraordinary items totaling $28.2 million comprised of a tender premium of $18.1 million and amortization of financing costs for $10.1 million for debt prepayment.

      Net Income. As a result of the foregoing, we had net income of $134.6 million for the year ended 2002, a $125.8 million increase from the prior year.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      During 2000 and 2001 we had only one reportable segment.

      Revenue. Revenue for 2001 was $1,318.5 million, an increase of $134.6 million or 11.4% from $1,183.9 million for 2000. The higher revenue was due to both having a full year of the Bofors acquisition instead of just four months as was the case in 2000, resulting in an increase of $69.9 million, increased revenue from Crusader of $77.5 million and Naval Ordnance programs including the first propulsor unit delivery for the new Virginia class submarine of $55.2 million. These increases were partially offset by a decline in shipment of M88 tank recovery vehicles under a co-production contract with Egypt.

      Gross Profit. Gross profit increased $18.9 million, or 7.9%, to $258.9 million for the year 2001 as a result of increased sales. Gross profit margin of 19.6% for 2001 was slightly less than the 20.3% gross profit margin for 2000, primarily as a result of positive contract profit adjustments in 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 3.5% to $179.7 million for 2001. The increase was attributable to the inclusion of Bofors Defence for the entire 2001 period resulting in an increase of $11.8 million and expenses incurred in connection with the August 2001 recapitalization. These increases were partially offset by reduced amortization of purchase price related to acquisitions, agents’ commissions and bid and proposal costs.

      Research and Development. Research and development costs were $23.7 million for 2001, an increase of $7.9 million, or 50.2%, from the prior year. This increase resulted from the inclusion of Bofors Defence for the entire 2001 period and increased spending associated with missile launch systems, the Advanced Gun System for the DD(X) destroyer program and on other technologies that we believe will enhance our ability to compete for future programs.

      Earnings from Foreign Affiliates. Earnings from foreign affiliates for 2001 were $10.2 million, an $11.4 million increase from the prior year. This increase was primarily due to an increase in our share of income recognized by the joint venture in Saudi Arabia due to a change in estimated contract costs and fees recorded by that joint venture and increased earnings from the joint venture in Turkey reflecting the resumption of production in 2001.

      Net Interest Expense. Net interest expense for 2001 was $22.7 million, a $2.4 million decline from the prior year. This decrease was the result of lower interest rates and more interest income on higher average cash balances in 2001.

      Provision for Income Taxes. The provision for income taxes for 2001 was $5.9 million, a decrease of $0.1 million from the prior year. The reduction in foreign sales corporation taxes due to the application to foreign sales of the new “FSC Repeal and Extraterritorial Income Exclusion Act of 2000” more than offset an increase in state taxes in 2001.

      Extraordinary Item. We recorded a charge of $28.2 million during 2001 comprised of a tender premium of $18.1 million and amortization of financing costs for $10.1 million for debt prepayment. In 2000, we incurred a $0.7 million extraordinary gain related to the purchase of some of these subordinated notes for less than their principal amount.

      Net Income. As a result of the foregoing, we had net income of $8.8 million for the year ended 2001, a $10.1 million decline from the prior year.

Liquidity, Capital Resources and Financial Condition

      Our primary source of liquidity is cash provided by operations. We have generated annual positive cash flow from operating activities since the formation of United Defense Industries, Inc. in October 1997.

      Our liquidity requirements depend on a number of factors, including the timing of production under U.S. Government and foreign sales contracts. Payments on these contracts are typically received based on performance milestones or when a specified percentage of contract expenses are incurred. These advance payments help reduce the need to finance working capital. However, working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. For example, under the recent production contract related to the Bradley program, final payment for each vehicle is not received until the U.S. Army fields the vehicle, which may be significantly later than the time at which we finish vehicle production.

      Cash provided by operating activities for 2002 was $179.3 million, an increase of $89.0 million, or 98.5% from the prior period. Increased net income primarily drove the improved level of cash provided during the period. Higher cash provided by operating activities was also due to increased milestone payments from the U.S. Government mainly for Bradley and VLS programs and advance payments from foreign customers. This favorable cash variance was partially offset by growth in trade receivables, due primarily to the timing of Bradley deliveries and associated payments from the U.S. government.

      Cash provided by operating activities was $90.3 million for 2001, a decrease of $5.6 million from the prior year. The primary reason for this decrease was a significant build-up of inventories net of advance payments associated with producing units for several foreign customers, which were mostly shipped in 2002. The majority of cash provided by operating activities for 2000 was generated by net income plus depreciation and amortization of $113.8 million, but it was adversely affected by increases in working capital and by non-recurring costs incurred in connection with our unsuccessful bid for the Interim Armored Vehicle program.

      Cash used in investing activities was $333.9 million in 2002, compared with $22.4 million of cash used in investing activities in 2001. The increase in cash used in 2002 was mainly due to the purchase of USMR and Cell ITS for $306.9 million and $4.1 million, respectively. Generally our capital expenditures are for replacement of manufacturing and computer equipment and software. Bofors Defence had a significant cash balance when we acquired it, which resulted in positive cash flows from investing activities in 2000. Due to the acquisition of USMR we anticipate an increase in capital expenditures of approximately $7-$10 million annually in the coming years.

      With regard to financing activities, on July 2, 2002, we amended our credit facility to borrow an additional $300 million for the purchase of USMR and subsequently repaid $140.9 million. In 2001, cash provided was primarily the result of the August 2001 refinancing of indebtedness of $635.3 million and of proceeds from the sale of common stock of $180.6 million. These funds were used to make repayments of debt of $474.0 million, dividend distributions of $381.7 million, and to pay for refinancing costs and common stock issuance costs totaling $50.3 million, resulting in a net use of cash of $88.9 million in 2001. The primary use of cash in 2000 was for debt repayments.

      On August 31, 2001, we refinanced all of our existing indebtedness. In connection with the refinancing, we entered into a new senior secured credit facility, consisting of $600 million in term loans and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of USMR. Borrowings under the senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2002, the interest rate on the $95.1 million Term A borrowings and on the $494.9 million Term B borrowings was 3.92%. Loans made pursuant to the Term A and Term B loan facilities require equal quarterly amortization payments. The payment schedule as of December 31, 2002 is as follows (in thousands):

		Payments Due by Period

		Less than
Long-Term Debt	Total	1 year	1 - 3 years	4 - 5 years	After 5 years

Term A	$95,116	$6,341	$76,093	$12,682	$—
Term B	494,884	6,670	80,035	309,469	98,710

Total	$590,000	$13,011	$156,128	$322,151	$98,710

      Based on the current level of operations and anticipated growth, we believe that cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and required payments of principal and interest on debt through at least December 31, 2003. The growth and acquisition strategy, however, may require substantial additional capital.

U.S. Army Transformation

      In 2002 our production sales to the U.S. Army were $363.2 million, or 21% of our total revenues, and consisted largely of the manufacturing, modification, and upgrading of several of the Army’s principal tracked combat vehicles such as the Bradley, M109/FAASV artillery system, M88 recovery vehicle, and the M113. The nature of such Army sales and their proportional importance to our overall business, as exhibited in 2002, were representative of our business experience in recent years. In 1999 the Army announced its intention to transform its principal combat systems over the next 20-30 years in a manner which would ultimately replace its existing ground combat force, which is composed primarily of tracked combat vehicles such as those noted above. The Army’s plan was first to supplement the existing force with an Interim Armored Vehicle (IAV), intended to be a lighter, more readily deployable type of vehicle, and then ultimately replace the existing force with a set of combat systems known as the Objective Force. The Army adopted the Future Combat Systems (FCS) program as its means of developing and procuring the Objective Force. (See Future Combat Systems discussion in Item 1, Description of Business, above.)

      We competed for the Army’s IAV program, now known as the Stryker, but the $4 billion procurement was awarded to a competitor, and to date our participation in this program has been limited to a subcontract to provide armor components for certain Stryker models. However, due to our demonstrated capabilities in ground combat systems, the Army has selected us for a major role in the development of the manned ground combat vehicle portion of FCS. If the FCS program proceeds on schedule and our efforts in the program are successful, FCS could provide us with a substantial volume of Army business for many years to come.

      In February 2003, the Administration announced its proposed FY04 budget and related program and spending plans through FY09. For the Army, such plans essentially envision the discontinuance of further production or upgrades of existing ground combat systems, the continuation of Stryker procurements, and the pursuit of FCS development on a schedule which calls for the fielding of an initial FCS capability in FY08. Whether the FCS program will continue on its announced timetable, and whether Stryker procurements will continue as proposed by the Army, are uncertain, given the need for annual legislative authorization for such programs, their ongoing review by the current Administration, and the substantial technological challenges inherent in their development. However, Public Law 107-314, enacted in December 2002, mandates the fielding of one of our most important FCS systems, the NLOS-C cannon, by 2008. (See discussion of Objective Force Indirect Fire, Non-Line-of-Sight Cannon in Item 1, Description of Business, above.)

      If the Army’s plans remain in effect and receive Congressional approval, we would most likely experience a gap in ground combat systems production for the Army during the middle of this decade, between the discontinuance of production of existing systems and the ramp-up of production for NLOS-C and other FCS systems. A prolonged suspension of production could reduce our workforce and employee skill base and necessitate the contraction of our manufacturing facilities. Under such circumstances, in comparison to our results for the period 2000-2002, the results of our operations would be adversely affected.

      Any such adverse consequences from a significant decline or interruption in our Army production work could be offset, in whole or in part, by potential sales resulting from one or more of the following sources: (i) the identification of enhancement opportunities for existing ground combat systems, on the basis of any near-term military experiences in Iraq or elsewhere, such as occurred with respect to several of our major Army product lines following the 1991 Gulf War; (ii) service life extension programs to sustain the viability and readiness of existing ground combat systems until replacement FCS units are fielded, a transition period which may last 20 years or more; (iii) changes in the Stryker program, which might permit us to compete for further subcontract or prime contract work on the program; (iv) growth in our Army engineering business; (v) growth in our Defense Systems segment’s naval programs, such as the DD(X) Advanced Gun System; (vi) sales to foreign customers; (vii) growth in our Ship Repair and Maintenance business; and (viii) the addition of new or augmented product or service lines through internal development and/or acquisitions. We believe that the nature and likelihood of such potential developments are inherently uncertain.

Critical Accounting Policies

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

      Revenue and Cost Recognition. We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley production contracts, sales are not recognized until the vehicles are fielded to individual U.S. Army units because it is at that point that the risks and rewards of ownership are transferred. Fielding a vehicle refers to the final deprocessing activity such as checking for proper running condition, installing on board equipment and getting the certified customer acceptance at their site of operation. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods.

      In December 2002, we provided the U.S. Army customer access to 38 Bradley A3 vehicles prior to the completion of the deprocessing effort that triggers customer acceptance. These vehicles were scheduled by contract to be fielded in the first quarter of 2003, at which time the customer would have been given access. Although access was provided in December, we completed the final deprocessing steps in January of 2003 at which time the customer took acceptance and we recorded the $60.2 million sale for these vehicles.

      For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. We tend to deliver products to our foreign customers in lots, which also results in an inventory build-up pending delivery.

      We recognize sales under fixed-price ship repair and maintenance contracts using a percentage of completion method. Under this method, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared with estimated total direct labor inputs and total costs. Sales under cost-plus contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

      We use the long-term contract method of accounting for our fixed-price contracts and therefore record gross margin on each unit produced at the time a sale is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We currently evaluate estimates of gross margin periodically during the year and use the cumulative catch-up method to recognize changes in estimates of sales and gross margins during the period in which those changes are determined. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

      The principal components of cost of sales for our production and ship repair and maintenance contracts are materials, subcontractor costs, labor and overhead. The principal components of cost of sales for engineering and development contracts are compensation costs for the engineers and designers and related overhead necessary to support those personnel. All of these costs are charged to inventory as incurred except for Ship Repair and Maintenance costs, which are expensed as incurred. We use the last-in, first-out, or LIFO, method of accounting for the majority of our inventory, which generally results in higher cost of sales in periods when current costs of the inventory are higher than comparable costs in prior periods and a periodic charge to earnings to reflect changes in the costs of components of inventory. We expense selling, general, administrative, and research and development costs in the period incurred. The major components of these costs include compensation, overhead and amortization of intangibles.

      Investments in Affiliated Companies. Our investment in our 51% owned foreign joint venture in Turkey, FNSS, is accounted for by using the equity method because we do not control the joint venture due to our partner’s veto rights over major operating decisions. This same accounting treatment was used for our joint venture in Saudi Arabia, UDS, prior to our decision to divest our interest in the company.

      Derivatives and Hedging Activities. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result of the adoption of SFAS 133, we recognize all derivative financial instruments, such as foreign exchange contracts and interest rate swaps, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Ineffectiveness related to cash flow hedges is recorded in the results of operations. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations

      Changes in Accounting Principle. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-live intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. On January 1, 2002, we began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. We have completed the transitional and first annual required impairment tests of goodwill and determined that there is no impairment of goodwill.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of January 1, 2002 and it did not have a significant impact on our financial position or results of operations.

      New Accounting Pronouncements. In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, now will be used to classify those gains and losses. Under APB 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent.

      Generally, the provisions of FAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified. We are currently evaluating the impact of adoption of this statement, and believe it will result in the reclassification of gains and losses on extinguishment of debt from extraordinary gains and losses to income before extraordinary items (in both prior and future years).

      In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring).” FAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, “Elements of Financial Statements,” is met. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement, but do not believe it will have a significant impact on our financial statements.

      On December 31, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25.

      On January 17, 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 becomes effective in 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We are currently evaluating the impact of the adoption of this Interpretation.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term and long-term foreign currency-denominated transactions, we enter into foreign currency forward exchange contracts. We do not enter into foreign currency forward exchange contracts for trading purposes. The following table provides information with respect to significant contracts at December 31, 2002. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
				Fair
	2003	2004	Total	Value

	(U.S. $ equivalent in thousands)
Receive Swedish krona/pay euros
Contract amount	$3,260	$3,260	$6,520	$6,318
Average contractual exchange rate	9.54	9.54	9.54
Receive U.S. dollars/pay Turkish lira
Contract amount	$15,868	$—	$15,868	$16,564
Average contractual exchange rate	1,733,000	—	1,733,000
Receive U.S. dollars/pay euros
Contract amount	$—	$22,700	$22,700	$24,562
Average contractual exchange rate	—	1.05	1.05

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2002 the weighted average interest rate on the $95.1 million Term A borrowings and on the

$494.9 million Term B borrowings was 3.92%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million beginning on December 31, 2003, with a final payment due on August 13, 2007. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million beginning on December 31, 2003 until June 30, 2007, and $49.4 million each quarter thereafter with a final payment due on August 13, 2009. The weighted average interest rate on all of our borrowings outstanding under the senior secured credit facility as of December 31, 2002 was 3.92% per annum.

      In January 2002 we entered into a three-year interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The notional amount of this interest rate swap agreement is $173 million. We entered into this agreement as a hedge to manage interest costs and risks associated with fluctuating interest rates. The agreement entitles us to pay a base interest rate amount of 3.45%, in return for the right to receive a floating interest rate that is based on three month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense.

      In conjunction with the purchase of USMR during 2002, we assumed the obligations related to two interest rate swap agreements that had been established by USMR prior to the date of acquisition. USMR entered into these agreements to mitigate risks associated with variable interest rate borrowings under its prior senior secured credit facility. The notional amounts of these interest rate swap agreements are $40 million and $20 million with maturity dates of March 10, 2003 and January 29, 2004, respectively. The agreements entitle us to pay respective base interest rate amounts of 6.08% and 3.77%, in return for the right to receive a floating interest rate that is based on three month LIBOR as of each quarterly measurement date. The net cash amounts paid or received on these agreements are accrued and recognized as an adjustment to interest expense.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

      The following consolidated financial statements of United Defense Industries, Inc. are provided in response to the requirements of Item 8:

UNITED DEFENSE INDUSTRIES, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

UNITED DEFENSE INDUSTRIES, INC.

      We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule in Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. The 2001 financial statements of the Turkish Joint Venture and the Saudi Arabian Joint Venture (entities in which the Company has 51% interests) and, as to the Saudi Arabian Joint Venture, are presented in accordance with accounting principles generally accepted in Saudi Arabia, have been audited by other auditors who have ceased operations and whose reports dated January 24, 2002 and February 17, 2002, respectively, have been furnished to us; insofar as our opinion on the 2001 consolidated financial statements relates to data included for the Turkish Joint Venture and the Saudi Arabian Joint Venture used by the Company’s management for equity accounting purposes (before conversion to accounting principles generally accepted in the United States as to the Saudi Arabian Joint Venture), it is based solely on their reports.

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

      In our opinion, based on our audits and, for 2001, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule of United Defense Industries, Inc. and subsidiaries referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

January 21, 2003

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

/s/ A.A. AKTIF ANALIZ
SERBEST MUHASEBECILIK MALI MÜSAVIRLIK ANONIM SIRKETI
Member of Andersen Worldwide

Ankara, Turkey

January 24, 2002

Legend for Audit Opinion

      This is a copy of the audit report previously issued by SERBEST MUHASEBECILIK MALI MÜSAVIRLIK ANONIM SIRKETI (Member of Andersen Worldwide) in connection with United Defense Industries, Inc.’s filing of its Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by SERBEST MUHASEBECILIK MALI MÜSAVIRLIK ANONIM SIRKETI (Member of Andersen Worldwide) in connection with this Annual Report on Form 10-K. See Exhibit 23.2 for further discussion.

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

/s/ ARTHUR ANDERSEN & CO.

5 Dhu Al-Qa’adah 1422H (February 17, 2002)

Riyadh, Saudi Arabia

Legend for Audit Opinion

      This is a copy of the audit report previously issued by Arthur Andersen & Co. in connection with United Defense Industries, Inc.’s filing of its Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen & Co. in connection with this Annual Report on Form 10-K. See Exhibit 23.3 for further discussion.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,535	$106,802
Trade receivables, net	78,387	192,166
Long-term contract inventories	378,844	399,189
Deferred tax asset	—	25,436
Other current assets	14,406	15,458

Total current assets	562,172	739,051
Property, plant and equipment, net	90,352	170,378
Goodwill, net	97,582	341,962
Intangible assets, net	8,327	32,624
Prepaid pension and postretirement benefit cost	127,828	120,987
Restricted cash	14,950	10,120
Other assets	26,907	38,848

Total assets	$928,118	$1,453,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion of long-term debt	$8,307	$13,011
Accounts payable, trade and other	88,273	121,801
Advanced payments	394,771	491,217
Accrued and other liabilities	120,724	139,954

Total current liabilities	612,075	765,983
Long-term liabilities:
Long-term debt, net of current portion	422,593	576,989
Accrued pension and postretirement benefit cost	22,487	51,964
Deferred tax liability	—	14,229
Other liabilities	37,329	74,510

Total liabilities	1,094,484	1,483,675
Commitments and contingencies
Stockholders’ deficit:
Common stock $.01 par value, 150,000,000 shares authorized; 50,915,689 and 51,695,114 issued and outstanding at December 31, 2001 and December 31, 2002, respectively	509	517
Additional paid-in-capital	167,457	177,740
Deferred compensation	(648)	(547)
Retained deficit	(329,528)	(194,952)
Accumulated other comprehensive loss	(4,156)	(12,463)

Total stockholders’ deficit	(166,366)	(29,705)

Total liabilities and stockholders’ deficit	$928,118	$1,453,970

See accompanying notes to consolidated financial statements.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Revenue:
Sales	$1,183,886	$1,318,538	$1,725,346
Costs and expenses:
Cost of sales	943,892	1,059,687	1,388,616
Selling, general and administrative expenses	173,694	179,714	142,806
Research and development	15,760	23,666	27,673

Total expenses	1,133,346	1,263,067	1,559,095

Income from operations	50,540	55,471	166,251
Earnings related to investments in foreign affiliates	(1,262)	10,156	13,874
Interest income	4,152	5,781	4,218
Interest expense	(29,265)	(28,486)	(32,908)

Total other expense	(26,375)	(12,549)	(14,816)

Income before income taxes and extraordinary item	24,165	42,922	151,435
Provision for income taxes	6,000	5,900	15,159

Income before extraordinary item	18,165	37,022	136,276
Extraordinary item — net gain (loss) from extinguishment of debt, net of tax	680	(28,246)	(1,700)

Net income	$18,845	$8,776	$134,576

Earnings per common share-basic:
Income before extraordinary item	$0.45	$0.90	$2.65
Extraordinary item	$0.01	$(0.69)	$(0.03)

Net income	$0.46	$0.21	$2.62

Earnings per common share-diluted:
Income before extraordinary item	$0.43	$0.86	$2.58
Extraordinary item	$0.01	$(0.66)	$(0.03)

Net income	$0.44	$0.20	$2.55

See accompanying notes to consolidated financial statements

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
		Additional				Other
	Common	Paid-In	Deferred	Stockholders’	Retained	Comprehensive
	Stock	Capital	Compensation	Loans	Deficit	(Loss)/Gain	Total

	(In thousands)
Balance, December 31, 1999	$406	$180,019	$—	$(1,339)	$(155,919)	$—	$23,167
Issuance of Common Stock	—	45	—	50	—	—	95
Repurchase of Common Stock	—	(259)	—	53	—	—	(206)
Net income for the year ended December 31, 2000	—	—	—	—	18,845	—	18,845

Balance, December 31, 2000	406	179,805	—	(1,236)	(137,074)	—	41,901
Issuance of stock options	—	810	(810)	—	—	—	—
Amortization of deferred stock compensation	—	—	162	—	—	—	162
Exercise of stock options	10	4,842	—	—	—	—	4,852
Payment of stockholders’ loans	—	—	—	1,236	—	—	1,236
Cash dividend ($9.33 per share)	—	(180,502)	—	—	(201,230)	—	(381,732)
Sale of common stock (net of $13,156 issuance cost)	93	162,502	—		—	—	162,595
Net foreign currency translation	—	—	—	—	—	(1,910)	(1,910)
Cumulative effect of change in accounting principle-foreign currency hedges	—	—	—	—	—	(951)	(951)
Change in fair value of foreign currency hedges	—	—	—	—	—	(1,295)	(1,295)
Net income for the year ended December 31, 2001	—	—	—	—	8,776	—	8,776

Total comprehensive income							4,620

Balance, December 31, 2001	509	167,457	(648)	—	(329,528)	(4,156)	(166,366)
Amortization of deferred stock compensation	—	—	101	—	—	—	101
Exercise of stock options	8	3,515	—	—	—	—	3,523
Tax benefit from stock options		6,768					6,768
Net foreign currency translation	—	—	—	—	—	4,400	4,400
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	—	(2,165)	(2,165)
Minimum pension liability, net of tax	—	—	—	—	—	(10,542)	(10,542)
Net income for the year ended December 31, 2002	—	—	—	—	134,576	—	134,576

Total comprehensive income							126,269

Balance, December 31, 2002	$517	$177,740	$(547)	$—	$(194,952)	$(12,463)	$(29,705)

See accompanying notes to consolidated financial statements

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2000	2001	2002

	(In thousands)
Operating activities
Net income	$18,845	$8,776	$134,576
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,442	22,663	25,346
Amortization of software	6,487	6,112	5,375
Amortization of goodwill and other intangibles	61,935	40,483	10,533
Amortization of financing costs	2,759	3,938	3,414
Net (gain) loss from early extinguishment of debt	(680)	28,246	2,833
Deferred tax provision (benefit)	—	—	(1,239)
Changes in assets and liabilities:
Trade receivables	(35,954)	31,318	(53,164)
Inventories	11,608	(119,606)	(4,711)
Other assets	5,931	(4,927)	(3,716)
Prepaid pension and postretirement benefit cost	(3,217)	(4,728)	6,841
Accounts payable, trade and other	9,525	2,156	20,335
Advanced payments	(9,522)	52,377	58,867
Accrued and other liabilities	2,075	29,541	(10,469)
Accrued pension and postretirement benefit cost	1,672	(6,028)	(15,522)

Cash provided by operating activities	95,906	90,321	179,299

Investing activities
Capital expenditures	(19,721)	(22,375)	(22,772)
Purchase of Barnes & Reinecke, net of $1.2 million cash acquired	(1,634)	—	—
Purchase of Bofors Weapon Systems, net of $45.6 million cash acquired	23,663	—	—
Purchase of Cell ITS, net of $0.2 million cash acquired	—	—	(4,135)
Purchase of USMR, net of $7.3 million cash acquired	—	—	(306,949)

Cash provided by (used in) investing activities	2,308	(22,375)	(333,856)

Financing activities
Payments on long-term debt	(79,071)	(473,972)	(140,900)
Proceeds from senior secured facility	—	635,295	300,000
Payment of premium on retirement of subordinated debt	—	(18,074)	—
Proceeds from sale of common stock	95	180,603	3,523
Issuance costs for sale of common stock	—	(13,156)	—
Payment of stockholders’ loans	—	1,236	—
Dividend payments	—	(381,732)	—
Payments for financing and transaction cost	—	(19,058)	(5,470)
Repurchase of common stock	(206)	—	—

Cash provided by (used in) financing activities	(79,182)	(88,858)	157,153

Effect of exchange rate changes on cash	—	(1,910)	13,671

Increase (decrease) in cash and cash equivalents	19,032	(22,822)	16,267
Cash and cash equivalents, beginning of year	94,325	113,357	90,535

Cash and cash equivalents, end of period	$113,357	$90,535	$106,802

See accompanying notes to consolidated financial statements

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.	Basis of Presentation

      United Defense Industries, Inc. is a global leader in the design, development and production of combat vehicles, artillery systems, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense and allied militaries around the world, and through United States Marine Repair, Inc. (“USMR”), is the leading provider of non-nuclear ship repair, modernization and conversion services to the U.S. Navy and related agencies. We believe our operating results are driven principally by the business activities related to our major military programs. Currently we are the sole-source, prime contractor to the U.S. Department of Defense for many of these programs. With the acquisition of USMR on July 2, 2002, we now operate in two business segments: Defense Systems and Ship Repair and Maintenance. The Defense Systems program portfolio consists of a balanced mix of weapon systems development, production, upgrade and life cycle support programs. The Ship Repair and Maintenance business portfolio consists of ship repair, maintenance, and modernization service programs.

      Our headquarters is located in Arlington, Virginia. Our operations are primarily situated in the United States with the exception of our Bofors subsidiary which is located in Sweden and our joint ventures located in Saudi Arabia (which we are in the process of divesting) and Turkey.

      In August 2001, we completed a recapitalization that included a refinancing of all our existing indebtedness. In connection with refinancing, we entered into a new senior secured credit facility consisting of $600 million in term loans and a $200 million revolving credit facility. We used a portion of the proceeds from the term loans to pay total dividends of $381.7 million to the holders of our common stock. In addition, a portion of the proceeds from the term loans was used to complete a tender offer for the remaining $182.8 million outstanding principal amount of the 8.75% senior subordinated notes due 2007. The extinguishment of the existing debt resulted in a net loss of $22.6 million, reported as an extraordinary item, which consisted of an $18.1 million tender premium paid to the debt holders and a charge of $4.5 million in unamortized finance costs.

      On December 14, 2001 we completed an initial public offering of 9,250,000 shares of our common stock, par value $0.01 at $19 per share. Immediately prior to the offering, we effected a 2.25 to 1 stock dividend on our common stock, which has been retroactively applied to all periods presented. We used the proceeds of the offering to reduce the principal amount outstanding under the senior secured credit facility by $163.4 million. The debt repayment resulted in a charge of $5.6 million in unamortized finance costs reported as an extraordinary item.

      All references in the notes to the consolidated financial statements to the terms “we” and “our” refer to United Defense Industries, Inc and its subsidiaries.

      The financial statements include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is provided principally on the sum-of-the-years digits and straight-line methods over estimated useful lives of the assets (computer equipment and software — three years; land improvements — twenty years; buildings — twenty to thirty-five years; dry docks and piers — fifteen to thirty years; and machinery and equipment — two to twelve years).

      Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase productivity are capitalized and depreciated.

Long-lived Assets

      We evaluate our long-lived assets to be held and used, including intangible assets subject to amortization, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, the likelihood of sale or other significant disposition before the end of its previously estimated useful life, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we would use an estimate of the undiscounted value of expected future cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value. The fair value would be estimated using valuation techniques such as market prices for similar assets or discounted future cash flows.

Business Combinations and Goodwill

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No 142, “Goodwill and Other Intangible Assets,” (the “Statements”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

      On January 1, 2002, we began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill (both existing goodwill and goodwill resulting from our USMR acquisition). The following information reconciles reported net income and earnings per share to adjusted net income and earnings per share, excluding the goodwill amortization previously recognized.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2000	2001	2002

	(In thousands, except shares
	and per share data)
Reported income before extraordinary item	$18,165	$37,022	$136,276
Add back goodwill amortization	6,320	10,305	—

Adjusted income before extraordinary item	$24,485	$47,327	$136,276

Reported net income	$18,845	$8,776	$134,576
Add back goodwill amortization	6,320	10,305	—

Adjusted net income	$25,165	$19,081	$134,576

Earnings per common share — basic:
Reported income before extraordinary item	$0.45	$0.90	$2.65
Add back goodwill amortization	$0.15	$0.25	$—

Adjusted income before extraordinary item	$0.60	$1.15	$2.65
Earnings per common share — diluted:
Reported income before extraordinary item	$0.43	$0.86	$2.58
Add back goodwill amortization	$0.15	$0.24	$—

Adjusted income before extraordinary item	$0.58	$1.10	$2.58
Earnings per common share — basic:
Reported net income	$0.46	$0.21	$2.62
Add back goodwill amortization	$0.16	$0.25	$—

Adjusted net income	$0.62	$0.46	$2.62
Earnings per common share — diluted:
Reported net income	$0.44	$0.20	$2.55
Add back goodwill amortization	$0.15	$0.24	$—

Adjusted net income	$0.59	$0.44	$2.55

      We have completed the required transitional and annual impairment tests of goodwill and determined that there is no impairment of goodwill.

Equity Investments in Affiliated Companies

      Our investments in our 51% owned foreign joint ventures in Turkey, FNSS Savunma Sistemleri A.S., and Saudi Arabia, United Defense Systems Ltd. (“UDS”), are accounted for using the equity method because we do not control them due to our partner’s veto rights over most operating decisions, although we do have the ability to exercise influence over their operating and financial policies. Our share of the earnings from these investments, net of amounts paid to partners, was $(1.3) million, $10.2 million and $13.9 million for the years ended December 31, 2000, 2001 and 2002, respectively. In view of the declining scale and prospects of UDS, we entered into an agreement in March 2002 with our Saudi Arabian joint venture partner to sell our 51% interest for approximately $408,000. Finalization of the sale is expected to occur by April 2003 subject to approvals from the Saudi government. Beginning March 1, 2002 we no longer record our share of earnings from this joint venture because, per the terms of the sale agreement, we are no longer entitled to such earnings as of that date.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table, which summarizes financial information for these joint ventures, reports results from the joint venture in Turkey for the full years and Saudi Arabia only through February of 2002:

	December 31

	2001	2002

	(In thousands)
Current assets	$193,809	$230,640
Non-current assets	31,591	34,538
Current liabilities	186,986	216,596
Long-term liabilities	30,482	3,850

	December 31

	2000	2001	2002

Sales	$76,735	$71,337	$198,123
Cost of sales	61,053	38,822	116,000
Net income	(2,486)	19,129	37,106

Restricted Cash

      Restricted cash consists mainly of cash held in escrow to support letters of credit as required under the Bofors purchase agreement. The restriction will expire upon release of the former owners of Bofors as guarantors under the letters of credit.

Deferred Financing Costs

      The costs associated with obtaining financing have been deferred and are amortized over the terms of the underlying loan agreements using a method that approximates the effective interest method. Deferred financing fee expense is classified in interest expense and totaled $2.8 million, $3.9 million, and $3.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Additionally, we recognized charges related to the unamortized deferred financing costs associated with debt that was prepaid prior to its scheduled maturity. These charges, reported as extraordinary items, totaled $0.7 million, $10.2 million, and $1.7 million (net of taxes of $1.1 million in 2002) in the years ended December 31, 2000, 2001 and 2002, respectively.

Advanced Payments

      Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities. The payments are recorded as revenue when certain criteria are met as described in the Revenue and Profit Recognition for Contracts-in-Progress accounting policy.

Foreign Currency Translation

      The financial position and operating results of our foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our income statement in the period in which they occur.

Inventories

      The majority of our inventories are related to contracts in process and are recorded at cost determined on a last-in, first-out (“LIFO”) basis. Inventory costs include manufacturing overhead. The current replacement cost

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of LIFO inventories exceeded their recorded values by approximately $12.6 million at December 31, 2000, $16.1 million at December 31, 2001 and $17.2 million at December 31, 2002.

Revenue and Profit Recognition for Contracts-in-Progress

      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. Gross margin on each unit delivered or accepted is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin on production contracts and recognize changes in estimates of gross margins during the period in which those changes are determined. Sales under fixed-price ship repair and maintenance contracts are recognized using the percentage of completion method. Under this percentage of completion method, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared to estimated total direct labor inputs and total costs. Sales under cost reimbursement contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

      At December 31, 2001 and 2002, included in trade receivables are $8.6 million and $38.3 million related to contractual revenue that had not been billed to customers. These amounts are generally billable within the following year. Receivables include U.S. Government holdbacks for in-process ship repair and maintenance contracts of $3.9 million at December 31, 2002. The allowance for doubtful accounts was $2.0 million at December 31, 2001 and $2.3 million at December 31, 2002.

Stock-Based Compensation

      At December 31, 2002, we had a stock-based employee compensation plan, which is described more fully in Note 11. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The compensation recorded in the financial statements reflects the amortization based on vesting of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31

	2000	2001	2002

	(In thousands, except per share data)
Net income, as reported	$18,845	$8,776	$134,576
Add back: Compensation expense recorded, net of related tax effects	—	162	61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,245)	(1,438)	(878)

Pro forma net income	$17,600	$7,500	$133,759

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31

	2000	2001	2002

	(In thousands, except per share data)
Earnings per share:
Basic — as reported	$0.46	$0.21	$2.62

Basic — pro forma	$0.43	$0.18	$2.60

Diluted — as reported	$0.44	$0.20	$2.55

Diluted — pro forma	$0.41	$0.17	$2.53

      The effect of applying Statement No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and additional stock options that may be granted in future years.

      The fair value of each option grant is estimated on the date of grant using the minimum value model for options granted in 2000 and the Black-Scholes model for options granted in 2001 with the following assumptions: dividend yield of 0%; risk-free interest rates of 5.5% and 6.25%, respectively; expected life of the option term of 7 years for 2000 and 2001; and volatility, where applicable, of 0.357.

      In January 2003, we granted new stock options to purchase 2,200,500 common shares at an exercise price of $23.15, which resulted in no additional compensation expense. There were no options granted in 2002.

Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result, we recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

New Accounting Pronouncements

      In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” now will be used to classify those gains and

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses. Under APB 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent.

      Generally, the provisions of FAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified. We are currently evaluating the impact of adoption of this statement, and believe it will result in the reclassification of gains and losses on extinguishment of debt from extraordinary gains and losses to income before extraordinary items in both prior and future years.

      In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring).” FAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, “Elements of Financial Statements,” is met. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement, but do not believe it will have a significant impact on our financial statements.

      On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We have disclosed the impact of Statement 148 in the “Stock-Based Compensation” section of our significant accounting policies.

      On January 17, 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 becomes effective in 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We are currently evaluating the impact of the adoption of this Interpretation.

3.     Acquisitions

      We acquired Bofors Weapons Systems, a Swedish Company, in September 2000 from Celsius AB to provide a base for the expansion of United Defense’s business within the European Union Subsequent to the acquisition the name was changed to Bofors Defence (“Bofors”). Bofors is active in four major business areas: Intelligent Ammunition, Launching Systems, Technology Studies, and System Design and Integration. Bofors’ key competencies are in the area of Precision Strike and Intelligent Systems.

      On March 26, 2002, through our Bofors subsidiary, we finalized the acquisition of 100% of the outstanding stock of Cell ITS AB, a company incorporated under the laws of Sweden and wholly owned by Cell Network

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AB. Cell ITS specializes in interactive training and simulation. As consideration for the purchase, we paid the former owner, Cell Network AB, 45 million Swedish krona (SEK) (approximately $4.3 million), of which 20 million SEK was held in escrow as a lien for the fulfillment of certain receivables. The transaction was accounted for as a purchase Accordingly, the financial statements reflect the results of operations of Cell ITS from the date of acquisition.

      Effective July 2, 2002, we completed the acquisition of 100% of the outstanding stock of USMR from one of our significant shareholders for $305.4 million (net of $7.3 million of acquired cash), including the repayment of approximately $105 million of USMR debt. We incurred an additional $1.5 million of transaction costs related to the acquisition. The acquisition of USMR balances and diversifies our portfolio, gives us a strategic growth platform and expands our mission to support the U.S. Navy with superior technology and services. As a result of the transaction, USMR is now a wholly owned subsidiary. The transaction was accounted for as a purchase. We financed the acquisition with cash on hand and by amending our credit facility to borrow an additional $300 million. In connection with the purchase of USMR, we received indemnification for pre-existing environmental liabilities and other matters, which indemnification is limited to an escrow account that currently contains approximately $15 million. Additionally, we acquired with USMR an escrow-backed indemnification right of $8.9 million pertaining to potential claims which USMR may have against certain third parties. We began to consolidate the results of operations of USMR as of the effective date of the transaction.

      The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of USMR’s acquisition:

At July 2, 2002

(In thousands)
Current Assets	$65,169
Property, plant and equipment	86,911
Intangible asset: contract rights and customer relationships	29,527
Intangible asset: non-compete	2,000
Goodwill	240,338
Other assets	5,354

Total assets	429,299
Current liabilities	72,650
Long-term liabilities	42,415

Total liabilities	115,065

Net assets acquired	$314,234

      The stepped-up value over the historical net book value of property and equipment was derived from an increase related to land and improvements of $4.9 million and an increase related to dry docks and piers of $15.9 million which are being depreciated on a straight-line basis over the remaining life of the assets, which averages approximately 18 years. The identifiable intangible assets acquired include contract rights and customer relationships ($29.5 million) and a non-compete agreement ($2 million). These intangible assets will be amortized over a period of 4 years, which represents their estimated economic useful life. The contract rights will be amortized based on when projected sales are expected to occur and the non-compete agreement will be amortized on a straight-line basis. None of the stepped-up basis of tangible or intangible assets is deductible for tax purposes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are the unaudited pro forma consolidated results of our operations, assuming the USMR acquisition occurred at the beginning of each period presented.

	December 31,

	2001	2002

	(In thousands, except
	per share data)
Sales	$1,709,275	$1,976,589
Cost of sales	1,387,487	1,604,266
Income before extraordinary item	41,095	139,028
Earnings per common share — basic	$1.00	$2.71
Earnings per common share — diluted	$0.95	$2.63
Net Income	$12,849	$137,328
Earnings per common share — basic	$0.31	$2.67
Earnings per common share — diluted	$0.30	$2.60

      These unaudited proforma consolidated results are not necessarily indicative of future outcomes.

      Goodwill of $240.3 million resulting from the USMR acquisition was assigned to the Ship Repair and Maintenance segment Goodwill of $101.6 million resulting from all previous acquisitions was assigned to the Defense Systems segment.

4.     Property, Plant and Equipment

      Property, plant and equipment consist of the following:

	December 31,

	2001	2002

	(In thousands)
Buildings	$43,130	$62,672
Machinery and equipment	172,401	185,125
Dry docks and piers	—	54,079
Land and improvements	8,822	21,613
Software	43,823	45,234
Construction in progress	9,256	9,290

	277,432	378,013
Less: accumulated depreciation	(187,080)	(207,635)

Property, plant and equipment, net	$90,352	$170,378

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Intangible Assets

      Intangible assets consist of the following:

	December 31,

	2001	2002

	(In thousands)
Contract rights and customer relationships	$172,736	$29,527
Non-compete agreements	27,000	29,000
Other	690	3,850

Subtotal	200,426	62,377
Less: accumulated amortization	(192,099)	(29,753)

Intangible assets, net	$8,327	$32,624

      The contract rights and customer relationships are being amortized based on when projected sales are expected to occur and the non-compete agreement is amortized on a straight-line basis. Intangible assets are written off when they are fully amortized. In 2002, we wrote off $172,736 of fully amortized contract rights, previously referred to as firm business and ongoing programs.

      Amortization expense is estimated as follows:

(In thousands)

2003	$12,452
2004	8,578
2005	6,470
2006	3,367
2007	351
Thereafter	1,406

$32,624

6.     Accrued and Other Liabilities

      Accrued and other liabilities consist of the following:

	December 31

	2001	2002

	(In thousands)
Accrued payroll and benefits	$79,866	$80,557
Contract related reserves	18,409	15,982
Other accrued liabilities	22,449	43,415

	$120,724	$39,954

7.     Pensions and Other Postretirement Benefits

      The majority of our domestic non-ship repair employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Our funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductible for tax purposes. In addition, we have two defined benefit deferred compensation plans providing for payments upon retirement, death, or disability that cover certain salaried employees at our Norfolk shipyard.

      With the exception of Bofors, most of our non-ship repair employees are covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire, to the extent that they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. We have reserved the right to change or eliminate these benefit plans.

      Bofors has a statutory pension obligation of $16.5 million and $12.8 million, which is included in accrued pension and postretirement benefit cost on the consolidated balance sheets at December 31, 2001 and December 31, 2002, respectively. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

      The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 2001 and 2002 are as follows:

	Pension Benefits		Postretirement Benefits

	2001	2002	2001	2002

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$471,634	$540,720	$49,230	$47,211
Acquisition of USMR	—	44,127	—	2,530
Service cost	15,256	16,647	1,208	1,199
Interest cost	35,325	38,584	3,070	3,091
Net benefits paid, including settlements	(20,249)	(26,906)	(2,949)	(4,389)
Participant contributions	—	—	—	129
Actuarial (gain) loss	36,249	44,157	(3,348)	(529)
Plan amendments	2,505	1,198	—	1,330

Benefit obligation at end of year	$540,720	$658,527	$47,211	$50,572
Change in plan assets
Fair value of plan assets at beginning of year	$595,579	$608,701	$61,816	$66,008
Acquisition of USMR	—	23,961	—	—
Actual return on plan assets	31,945	(30,629)	4,310	(3,267)
Employer contributions	1,426	3,679	2,831	1,847
Employee contributions	—	—	—	129
Net benefits paid, including settlements	(20,249)	(26,906)	(2,949)	(4,389)

Fair value of plan assets at end of year	$608,701	$578,806	$66,008	$60,328

Funded status	$67,981	$(79,721)	$18,797	$9,756
Unrecognized actuarial (gain) loss	29,710	157,387	(10,204)	(1,063)
Unrecognized prior service cost	15,522	14,991	—	1,194

Net amount recognized	$113,213	$92,657	$8,593	$9,887

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits

	2001	2002	2001	2002

	(In thousands)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension and postretirement benefit cost	$119,235	$108,660	$8,593	$12,327
Accrued pension and postretirement benefit cost	(6,022)	(36,733)	—	(2,440)
Intangible asset	—	3,160	—	—
Accumulated other comprehensive income	—	17,570	—	—

Net amount recognized	$113,213	$92,657	$8,593	$9,887

      The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 2000, 2001 and 2002:

	Year ended December 31,

	2000	2001	2002

Weighted-average assumptions
Discount rate	7.50%	7.00%	6.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	4.50%	4.50%

      The following tables show the components of the net periodic benefit cost:

	Year ended December 31,

	2000	2001	2002

	(In thousands)
Pension Benefits
Service cost	$14,256	$15,256	$16,647
Interest cost	32,847	35,325	38,584
Expected return on plan assets	(47,904)	(50,807)	(55,016)
Net amortization and recognized losses	1,993	1,830	1,279

Net periodic benefit cost (income)	$1,192	$1,604	$1,494

	Year ended December 31,

	2000	2001	2002

	(In thousands)
Postretirement benefits
Service cost	$1,260	$1,208	$1,199
Interest cost	3,565	3,070	3,092
Expected return on plan assets	(4,938)	(5,332)	(5,813)
Net amortization and recognized losses	(35)	(540)	(455)

Net periodic benefit cost(income)	$(148)	$(1,594)	$(1,977)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $11.3 million, $8.3 million and

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million, respectively, at December 31, 2001 and $102.3 million, $101.1 million and $66.8 million, respectively at December 31, 2002.

      The accumulated postretirement benefit obligation and fair value of plan assets for the postretirement benefit plan with accumulated postretirement benefit obligations in excess of plan assets were $2.4 million and $0, respectively, at December 31, 2002. There were no underfunded postretirement benefit plans at December 31, 2001.

      For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2002. The rate was assumed to decrease to 5% in 2006 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(In thousands)
Effect on total of service and interest cost components	$37	$(34)
Effect on the postretirement benefit obligation	$437	$(389)

8.     Long-term Debt

      Borrowings under long-term debt arrangements are as follows:

	December 31,

	2001	2002

	(In thousands)
Senior secured credit facilities	$430,900	$590,000
Less: current portion	8,307	13,011

	$422,593	$576,989

     $725 Million Senior Secured Credit Facility through August 2001

      In October 1997, we entered into a senior secured credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $86.8 million at December 31, 2000. As described below, this credit facility was replaced with a new $800 million senior secured credit facility in August 2001.

     $200 Million Senior Subordinated Notes through August 2001

      In October 1997, we issued $200 million of unsecured senior subordinated notes. During 2000, we purchased approximately $17 million of our senior subordinated notes in the open market.

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

     $800 Million Senior Secured Credit Facility

      In August 2001, we entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of USMR (see note 3). We incurred $5.5 million in additional financing

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees that have been deferred and amortized over the remaining term of the credit facility using the effective interest method.

      Outstanding borrowings on the term loan facilities were $430.9 million and $590 million at December 31, 2001 and 2002, respectively. The facilities bear interest at variable rates with a weighted average rate of 3.92% at December 31, 2002. These loans are due through 2009 and provide for quarterly principal and interest payments.

      The revolving credit facility provides for loans and letters of credit and matures in 2007. We had outstanding letters of credit under the facility of approximately $157.6 million at December 31, 2002, and there was $42.4 million available under the revolving credit facility at December 31, 2002. We are obligated to pay a fee of 0.50% on the unused revolving credit facility.

      Amounts outstanding under the senior secured credit facility are secured by a lien on all our assets and the assets of our domestic subsidiaries.

      The senior secured credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, certain restrictions on payment of dividends, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions. There were no events of default as of December 31, 2002.

      The terms of the agreement allowed us to pay approximately $381.7 million in dividends to holders of common stock in 2001. In addition to dividends and the tender for the senior subordinated notes, we paid from the debt proceeds $19.2 million of financing costs which were deferred and $18.6 million of performance bonuses, consulting and management fees which were included in costs and expenses for the year ended December 31, 2001.

      Pursuant to the terms of agreement entered into under the senior secured credit facility, our applicable margin for the term loans may be reduced if our secured leverage ratio (as defined in the Agreement) decreases. Our results during the years ended December 31, 2001 and 2002 exceeded the required level ratio targets resulting in a reduction of the margin in the interest rates and reduced pricing for letters of credit, effective as of January 1, 2002 and 2003.

      We made total debt repayments under the credit facility of $79.1 million, $474.0 million and $140.9 million during 2000, 2001 and 2002, respectively. Cash paid for interest was $26.5 million, $24.5 million and $27.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Annual Maturities

      Annual maturities of long-term debt as of December 31, 2002 are as follows:

(in thousands)

2003	13,011
2004	52,043
2005	52,043
2006	52,043
2007	124,731
Thereafter	296,129

$590,000

9.     Comprehensive Income (Loss)

      Comprehensive income was $18.8 million, $4.6 million and $126.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Comprehensive income consists primarily of net income of

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$18.8 million, $8.8 million and $134.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, foreign currency translation adjustments, fair value adjustments for foreign currency hedges and interest rate swaps designated as cash flow hedges, and minimum pension liability, net of tax. The following table summarizes the activities in Accumulated Other Comprehensive Loss as of December 31, 2002:

				Total
		Fair Value of		Accumulated
	Net Foreign	Foreign Currency	Minimum	Other
	Currency	and Interest Rate	Pension	Comprehensive
	Translation	Hedges	Liability	(Loss) Gain

	(In thousands)
Balance, December 31, 2000	$—	$—	$—	$—
Net foreign currency translation	(1,910)	—	—	(1,910)
Cumulative effect of change in accounting principle-foreign currency hedges	—	(951)	—	(951)
Change in fair value of foreign currency hedges	—	(1,295)	—	(1,295)

Balance, December 31, 2001	(1,910)	(2,246)	—	(4,156)
Net foreign currency translation	4,400	—	—	4,400
Change in fair value of foreign currency and interest rate hedges	—	(5,106)	—	(5,106)
Minimum pension liability	—	—	(17,570)	(17,570)
Tax effect	—	2,941	7,028	9,969

Balance, December 31, 2002	$2,490	$(4,411)	$(10,542)	$(12,463)

10.     Commitments and Contingencies

Termination Claims

      The Crusader program commenced in 1994, to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. Since inception of the program, we have been the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have since continued to receive Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program. To date, the Crusader termination has resulted in a reduction to our workforce of approximately 180 employees. In 2002, we incurred and invoiced the U.S. Government for $22.0 million of termination costs, the majority of which was collected in 2002 and the balance received in January 2003. In order to complete the Crusader termination process, we will need to negotiate a final settlement with the Army, and expect to submit our settlement proposal in August 2003.

Operating Leases

      We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 2000, 2001, and 2002 was $14.2 million, $13.5 million and $18.2 million, respectively. Some of our leases contain escalation clauses that increase rents based on future increases in the Consumer Price Index. Minimum future rentals under noncancellable leases are estimated to be $17.8 million in 2003, $11.9 million in 2004, $8.8 million in 2005, $7.5 million in 2006, $7.2 million in 2007 and $45.2 million thereafter.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

      As a government contractor, we are subject to the audit, review, and investigative authority of various U.S. Government agencies. Depending upon the particular jurisdictional statute, violations of federal procurement rules may result in contract price reductions or refunds, civil penalties, and/or criminal penalties. Government contractors that violate the False Claims Act and/or other applicable laws may be suspended or debarred from receiving further government contracts. Given our dependence on U.S. Government contracts, suspension or debarment is an inherent risk that could readily have a material adverse effect on us. Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosures of compliance issues to governmental agencies as appropriate. In the ordinary course of business, we provide information on compliance matters to various government agencies, and we expect to continue to do so in the future. For example, on August 8, 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena seeks information relating to a 2000 contract between us and the Italian government for the upgrading of certain amphibious assault vehicles. We believe that the grand jury investigation is directed toward ascertaining whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While management is not aware of any such violation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operation or financial position.

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Environmental Matters

      We spend certain amounts annually to maintain compliance with environmental laws. Operating and maintenance costs associated with environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (Allowable Costs).

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consists of Allowable Costs. As of December 31, 2002, we had accrued approximately $27 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The amount accrued is stated on an undiscounted basis. The most significant of the estimated liabilities are related to ongoing remediation efforts. Pursuant to a demand from the California Water Quality Control Board, we are completing a study of sedimentary contamination in San Diego Bay for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total costs associated with the remediation phase will range from $6 to $9 million, of which $8.5 million has been accrued, although it is conceivable that costs could be as high as $40 million if the most stringent clean-up standard were to be adopted.

      Since approximately 1941, we (and, prior to our formation, our predecessors) have operated the Fridley, Minnesota facility. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but operated by us under a contract with and on behalf of the Navy. (We own the remainder of the facility.) Since 1991, the Navy has expended approximately $27 million in remediation costs, including site investigation, on the Navy property, and the Navy anticipates spending a further $9 million on such matters at the site. From time to time the Navy has engaged us in discussions as to whether we should pay a portion of such expenses, and recently offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any environmental costs that we may sustain at

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fridley would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved (whether by settlement, legal proceedings, or otherwise).

11.	Stockholders’ Equity

Common Stock Options

      During 1998, we adopted the 1998 Stock Option Plan (the “Option Plan”) under which 5,496,000 shares of common stock were reserved for issuance at December 31, 2002. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met. On April 1, 2002, we amended the Option Plan to increase the number of shares of common stock available to 7,375,000 and provide for the granting of restricted stock under the Option Plan.

	Year ended December 31,

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	2000	price	2001	price	2002	price

Options outstanding, beginning of year	3,280,275	$4.52	3,231,900	$4.61	2,216,566	$4.80
Options granted	51,750	9.66	168,428	5.94	—
Options cancelled	(90,000)	4.44	(100,574)	4.44	(19,350)	4.44
Options exercised	(10,125)	4.44	(1,083,188)	4.48	(779,425)	4.59

Options outstanding end of year	3,231,900	4.61	2,216,566	4.80	1,417,791	4.92

Options exercisable end of year	1,535,018	4.58	1,684,988	4.75	910,280	4.99

      The following table summarizes options data as of December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted
	Number	Weighted	average	Number	Weighted
	as of	average	remaining	as of	average
	December 31,	exercise	contractual	December 31,	exercise
Range of exercise prices	2002	price	life	2002	price

$4.44	1,296,863	$4.44	5.9	818,354	$4.44
$7.11 – $8.89	69,500	8.55	7.3	50,399	8.39
$11.11	45,000	11.11	7.9	35,099	11.11
$15.56	6,428	15.56	8.4	6,428	15.56

Total	1,417,791	4.92	6.0	910,280	4.99

      Options were granted at $8.89 and $11.11 during the year ended December 31, 2000 and had an estimated weighted average fair value on the date of grant of $3.09. Options were granted at $4.44, $7.11, $8.89, $11.11, and $15.56 during the year ended December 31, 2001 and had an estimated weighted average fair value on the date of grant of $5.38. There were no options granted during the year ended December 31, 2002. In January of 2003, we granted new stock options to purchase 2,200,500 shares at an exercise price of $23.15. We recorded compensation cost of $0.2 million and $0.1 million on December 31, 2001 and 2002.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

      Our provision for income taxes consists of the following components:

	2000	2001	2002

Federal: current	$3,766	$570	$—
deferred	—	—	6,333
Foreign: current	1,400	2,222	2,533
deferred	—	—	—
State: current	834	3,108	5,384
deferred	—	—	909

Total: current	$6,000	$5,900	$7,917
deferred	—	—	$7,242

	$6,000	$5,900	$15,159

      Our current tax liability for all periods consists of the current tax liabilities of our wholly owned foreign sales corporation, alternative minimum tax liability, current state tax liabilities in jurisdictions that impose minimum taxes or restrict use of net operating loss carryforwards, the tax expense of our wholly owned foreign subsidiaries and foreign withholding taxes on dividends and royalties. Deferred tax expense includes taxes payable to taxing jurisdictions in future periods as well as the reversal of the deferred tax asset valuation allowance more fully described below.

      Our effective tax rate differed from the statutory federal income tax rate because of the following differences:

	2000		2001		2002

Statutory federal tax rate	35.0%		35.0%		35.0%
Effect of taxes on joint venture/foreign earnings	4.2%		5.2%		0.6%
Foreign Sales Corporation/extraterritorial income exclusion benefit	(5.2%	)	(5.1%	)	(1.5%	)
Disallowed expenses and other	12.0%		(25.6%	)	4.3%
Change in valuation allowance	(24.6%	)	(3.0%	)	(33.3%	)
State income taxes	3.4%		7.2%		4.9%

Effective tax rate	24.8%		13.7%		10.0%

      The components of the net deferred tax asset are as follows:

	December 31,

	2001	2002

	(In thousands)
Deferred tax assets:
Alternative Minimum Tax Credits	$2,514	$2,514
Accrued expenses	13,347	22,631
Net operating loss carryforwards	64,111	33,305
Depreciation	6,916	2,456
Pension liabilities	—	8,240
Currency hedges and interest rate swaps	—	2,941

	86,888	72,087

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2001	2002

	(In thousands)
Deferred tax liabilities:
Purchased fixed assets and intangibles	—	(18,311)
Intangibles, accrued compensation, and benefits	(17,438)	(18,985)
Equity in affiliates’ foreign earnings	(4,062)	(7,249)
Tax LIFO provision	(4,541)	(5,496)
Engineering Expenses	(8,209)	(10,430)
Other tax deductible items	(76)	(409)

	(34,326)	(60,880)

Net deferred tax asset	52,562	11,207
Valuation allowance	(52,562)	—

Net deferred taxes on balance sheet	$—	$11,207

      The net deferred tax asset of $11.2 million represents net current deferred tax assets of $25.4 million and net non-current deferred tax liabilities of $14.2 million. The net deferred tax asset at December 31, 2001 was offset by a valuation allowance. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and any limitations applied to the use of carryforward tax attributes. In 2002 we concluded that it was more likely than not that sufficient future taxable income would be generated to fully realize the deferred tax assets. Accordingly we reversed the offsetting valuation allowance in its entirety.

      We have approximately $83 million in estimated net operating loss carryforwards, which expire at varying dates through 2017. The future period utilization of these losses may be limited in the event of certain changes in our ownership.

      We paid $6.2 million and $4.4 million for income taxes, net of refunds, in 2001 and 2002, respectively.

13.	Fair Value of Financial Instruments

      The carrying amount of our financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair market value of our long-term debt was estimated to be $430.9 million and $590.0 million at December 31, 2001 and 2002, respectively, for the senior secured credit facility.

      The fair values of the senior credit facility represent our best estimates based on other financial instruments with similar characteristics. Since the facility has variable rate debt, its fair value approximates its carrying amount.

14.	Significant Customer and Export Sales

      Sales to various agencies of the U.S. Government aggregated $832.9 million, $1,013.2 million and $1,361.5 million during the years ended December 31, 2000, 2001 and 2002, respectively.

      At December 31, 2001 and 2002, trade accounts receivable from the U.S. Government totaled $36.5 million and $123.4 million, respectively.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Export sales, including sales to foreign governments transacted through the U.S. Government, were $297.6 million, $182.4 million and $240.3 million during the years ended December 31, 2000, 2001 and 2002, respectively. In addition there were sales to foreign governments transacted by our foreign subsidiary of $53.4 million, $123.0 million and $107.2 million during the years ended December 31, 2000, 2001 and 2002, respectively.

15.	Related Party Transactions

      Investment funds sponsored by The Carlyle Group (“Carlyle”) continue to own a significant portion of our common shares. Individuals affiliated with Carlyle are expected to continue to influence our operations. We have entered into agreements with four affiliates of our principal stockholders whereby we have agreed to designate one nominee to our board of directors on behalf of each of these entities. These agreements will remain in effect so long as Carlyle owns greater than 20% of our voting stock.

      In accordance with the management agreement between United Defense Industries and Carlyle, we incurred an annual fee of $2 million for various management services provided by Carlyle. Three of our directors and an employee of Carlyle providing us advisory services were paid an aggregate sum of $576,104 in 2002.

      We recognized $6.0 million and $7.1 million of royalties, license fees and technical service fees at December 31, 2001 and 2002, respectively, from our Turkish joint venture.

16.	Other Employee Benefit Plans

      Substantially all of our domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $7.9 million in the year ended December 31, 2000 and $8.8 million in each of the years ended December 31, 2001 and 2002, respectively.

      USMR maintains defined contribution savings and profit-sharing plans covering employees of its various locations who are eligible to participate in its plans upon meeting eligibility requirements. Costs charged to expense for these plans were $1.1 million for the period July 2, 2002 through December 31, 2002. During 2002, USMR also maintained a defined contribution deferred compensation plan covering certain executives. Total costs charged to expense were $0.3 million for the period July 2, 2002 through December 31, 2002. USMR made contributions to union-sponsored trust funds, which provide health, welfare, pension and other fringe benefits to employees covered by collective bargaining agreements. Company contributions totaled $1.2 million for the period July 2, 2002 through December 31, 2002.

17.	Earnings Per Share

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

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Net income:
Income before extraordinary item	$18,165	$37,022	$136,276
Extraordinary item — net gain (loss) from extinguishment of debt, net of tax	680	(28,246)	(1,700)

Net income for basic and diluted computations	$18,845	$8,776	$134,576

Average common shares outstanding:
Average number of common shares outstanding for basic computations	40,584	41,265	51,349
Dilutive stock options-based on the treasury stock method	1,835	1,939	1,448

Average number of common shares outstanding for diluted computations	42,419	43,204	52,797

Earnings per share:
Earnings per share — basic:
Income before extraordinary item	$0.45	$0.90	$2.65
Extraordinary item — net gain (loss) from extinguishment of debt, net of tax	0.01	(0.69)	(0.03)

Net income	$0.46	$0.21	$2.62

Earnings per share — diluted:
Income before extraordinary item	$0.43	$0.86	$2.58
Extraordinary item — net gain (loss) from extinguishment of debt, net of tax	.01	(0.66)	(0.03)

Net income	$0.44	$0.20	$2.55

18.     Information on Business Segments

      With the acquisition of USMR, we now operate in two business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use earnings before interest and taxes as the measure of financial performance for each segment.

      Summary financial data for each of our business segments for the three years ended December 30, 2000, 2001 and 2002 follow:

	December 31,

	2000	2001	2002

	(In thousands)
Sales:
Defense Systems	$1,183,886	$1,318,538	$1,469,961
Ship Repair and Maintenance	—	—	255,385

Total sales	1,183,886	1,318,538	1,725,346

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2000	2001	2002

	(In thousands)
Earnings related to investments in foreign affiliates:
Defense Systems	(1,262)	10,156	13,874
Ship Repair and Maintenance	—	—	—

Total earnings related to investments in foreign affiliates:	(1,262)	10,156	13,874
Depreciation and amortization:
Defense Systems	93,984	70,037	31,331
Ship Repair and Maintenance	—	—	9,787
Corporate	(1,120)	(779)	136

Total depreciation and amortization	92,864	69,258	41,254
Capital spending:
Defense Systems	19,415	22,222	17,341
Ship Repair and Maintenance	—	—	5,385
Corporate	306	153	46

Total capital spending	19,721	22,375	22,772
Income before interest and taxes:
Defense Systems	67,157	104,637	182,026
Ship Repair and Maintenance	—	—	18,501
Corporate	(17,879)	(39,010)	(20,402)

Total income before interest and taxes	49,278	65,627	180,125
Interest, net	(25,113)	(22,705)	(28,690)

Income before income taxes and extraordinary item	$24,165	$42,922	$151,435

Total assets: (a)	12/31/2001	12/31/2002

Defense Systems	$821,088	$884,261
Ship Repair and Maintenance	—	421,300
Corporate and eliminations	107,030	148,409

Total assets	$928,118	$1,453,970

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

19.	Quarterly Financial Data (Unaudited)

      The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations for the interim periods presented.

      On July 2, 2002, we acquired all of the outstanding stock of United States Marine Repair. Accordingly, the financial statements reflect the results of operations of the acquired entity since the date of acquisition. This acquisition affects the comparability of the financial data for the interim periods presented.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	Sept 30	Dec 31

	(In millions, except per share data)
Sales	$292.1	$346.7	$275.1	$404.6
Gross Profit	60.9	64.5	59.6	73.8
Income before extraordinary item	5.1	15.7	4.5	11.7
Extraordinary item — net loss from early extinguishment of debt	—	—	(22.6)	(5.6)
Net income (loss)	5.1	15.7	(18.1)	6.1
Per Share Data:
Earnings per common share — basic
Income before extraordinary item	$0.13	$0.39	$0.11	$0.28
Net income (loss)	0.13	0.39	(0.44)	0.14
Earnings per common share — diluted
Income before extraordinary item	$0.12	$0.37	$0.11	$0.27
Net income (loss)	0.12	0.37	(0.44)	0.14

	2002

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	Sept 30	Dec 31

	(In millions, except per share data)
Sales	$356.4	$318.0	$529.7	$521.2
Gross Profit	59.8	69.9	102.7	104.3
Income before extraordinary item	19.3	27.3	46.7	43.0
Extraordinary item — net (loss) gain from early extinguishment of debt, net of tax	(0.3)	—	(1.6)	0.2
Net income	19.0	27.3	45.1	43.2
Per Share Data:
Earnings per common share — basic
Income before extraordinary item	$0.38	$0.53	$0.91	$0.83
Net income	0.37	0.53	0.88	0.84
Earnings per common share — diluted
Income before extraordinary item	$0.37	$0.52	$0.88	$0.81
Net income	0.36	0.52	0.85	0.82

      On January 1, 2002, we began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill (both existing goodwill and goodwill resulting from our USMR acquisition).

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 10.	Directors and Executive Officers

      The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2003.

ITEM 11.	Executive Compensation

      The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions “Executive Compensation” and “Employment Agreements” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2003. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement are not incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2003.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2003.

ITEM 14.	Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are included as part of this Annual Report on Form 10-K:

           1. The index of financial statements has been included with Item 8.

           2. Financial statement schedules:

Schedule II:

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs &	other	Deductions/	End of
Description	of Period	expenses	accounts	Payments	Period

	(in thousands)
Year Ended December 31, 2000:
Reserve for remediation and compliance costs	$13,100	$1,155	$—	$—	$14,255
Restructuring reserve	1,600	—	—	500	1,100
Litigation reserve	5,100	3,000	—	1,854	6,246
Allowance for Doubtful Accounts	827	274	—	38	1,063

Total	$20,627	$4,429	$—	$2,392	$22,664

Year Ended December 31, 2001:
Reserve for remediation and compliance costs	$14,255	$—	$—	$—	$14,255
Restructuring reserve	1,100	8,268	—	1,100	8,268
Litigation reserve	6,246	—	—	1,724	4,522
Allowance for Doubtful Accounts	1,063	1,039	51	114	2,039

Total	$22,664	$9,307	$51	$2,938	$29,084

Year Ended December 31, 2002:
Reserve for remediation and compliance costs	$14,255	$3,727	9,500	—	$27,482
Restructuring reserve	8,268	3,549	1,300	8,031	5,086
Litigation reserve	4,522	540	—	1,869	3,193
Allowance for Doubtful Accounts	2,039	459	629	795	2,332

Total	$29,084	$8,275	$11,429	$10,695	$38,093

      All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

           3. The index of exhibits is set forth below.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002.

          None.

Exhibit
No.	Description of Exhibit

2.1(8)	Agreement and Plan of Merger by and among United Defense Industries, Inc., UDII Torch Acquisition Corporation, United States Marine Repair, Inc., and TC Group L.L.C. as representative dated May 27, 2002.
3.1(1)	Second Amended and Restated Certificate of Incorporation of United Defense Industries, Inc.
3.2(1)	Second Amended and Restated Bylaws of United Defense Industries, Inc.
4.1(1)	Form of stock certificate of common stock.
10.1(1)	Sub-Lease Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as supplemented by Modifications Nos. 1-12.
10.2(1)	Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, L.P., Armament Systems Divisions and the U.S. Government Naval Sea Systems Command for the use of the government owned facility located at 4800 East River Road, Minneapolis, MN 55421.
10.3(2)	Management Agreement dated October 6, 1997 among United Defense Industries, Inc., United Defense, L.P. and TC Group Management, L.L.C.
10.4(3)	Professional Service Agreement with J.H. Binford Peay, III.
10.5(3)	Professional Service Agreement with John M. Shalikashvili.
10.6(4)	Professional Service Agreement with Robert M. Kimmitt.
10.7(5)	Employment Agreement with Thomas W. Rabaut, dated as of May 21, 1999.
10.8(1)	First Amendment to Employment Agreement with Thomas W. Rabaut, dated as of July 18, 2001.
10.9(5)	Employment Agreement with David V. Kolovat, dated as May 21, 1999.
10.10(7)	First Amendment to Employment Agreement with David V. Kolovat, dated as of July 18, 2001.
10.11(5)	Employment Agreement with Francis Raborn, dated as of May 21, 1999.
10.12(1)	First Amendment to Employment Agreement with Francis Raborn, dated July 18, 2001.
10.13(5)	Employment Agreement with Dennis A. Wagner, III, dated as of May 21, 1999.
10.14(7)	First Amendment to Employment Agreement with Dennis A. Wagner, III, dated July 18, 2001.
10.15(1)	Credit Agreement dated as of August 13, 2001 among Iron Horse Investors, L.L.C., United Defense Industries, Inc., various lending institutions party thereto, Deutsche Banc Alex. Brown Inc. and Lehman Brothers Inc., as co-lead arrangers, Citicorp USA, Inc., The Bank of Nova Scotia and Credit Lyonnais New York Branch as Documentation Agents, Bankers Trust Company as Administrative Agent and Lehman Commercial Paper Inc. as Syndication Agent.
10.16(2)	United Defense 1998 Stock Option Plan.
10.17(2)	Form of Option Contract.
10.18(9)	Amendment No. 1 to United Defense Stock Option Plan.
10.19(9)	Amendment No. 2 to United Defense Stock Option Plan.
10.20(1)	Registration Rights Agreement by and between Iron Horse Investors, L.L.C. and United Defense Industries, Inc.
10.21(1)	Management Incentive Plan.
10.22(1)	UDLP Employees Pension Plan.
10.23(1)	UDLP Excess Pension Plan.
10.24(1)	Form of Retention Bonus Plan Award Letter.
10.25(1)	Severance Pay Plan.
10.26(1)	Amendment and Waiver to Credit Agreement dated as of October 15, 2001.
10.27(1)	Amendment to Credit Agreement dated as of October 26, 2001.
21.1(6)	Subsidiaries of United Defense Industries, Inc.
23.1(10)	Consent of Ernst & Young LLP.

Exhibit
No.	Description of Exhibit

23.2(10)	Notice Regarding Lack of Consent of Independent Auditor SERBEST MUHASEBECILIK MALI MUSAVIRLIK ANONIM SIRKETI, Member of Andersen Worldwide.
23.3(10)	Notice Regarding Lack of Consent of Independent Auditor Arthur Andersen & Co.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-71986) filed with the Securities and Exchange Commission on October 22, 2001.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.

(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1998.

(5)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000.

(7)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed June 4, 2002.

(9)	Incorporated by reference to the Company’s Report on Form 10-Q for the year ended September 30, 2002.

(10)	Filed herewith.

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

Name	Title	Date

/s/ THOMAS W. RABAUT Thomas W. Rabaut	President, Chief Executive Officer and Director	March 14, 2003

/s/ FRANCIS RABORN Francis Raborn	Vice President, Chief Financial Officer and Director	March 14, 2003

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board	March 14, 2003

/s/ FRANK C. CARLUCCI Frank C. Carlucci	Director	March 14, 2003

/s/ PETER J. CLARE Peter J. Clare	Director	March 14, 2003

/s/ ALLAN M. HOLT Allan M. Holt	Director	March 14, 2003

/s/ ROBERT M. KIMMITT Robert M. Kimmitt	Director	March 14, 2003

/s/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 14, 2003

/s/ J.H. BINFORD PEAY, III J.H. Binford Peay, III	Director	March 14, 2003

CERTIFICATIONS

I, Thomas W. Rabaut, certify that:

      1. I have reviewed this annual report on Form 10-K of United Defense Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:	/s/ THOMAS W. RABAUT

Name: Thomas W. Rabaut
Title: President, Chief Executive Officer
and Principal Executive Officer of
the Registrant

Date: March 14, 2003

CERTIFICATIONS

I, Francis Raborn, certify that:

      1. I have reviewed this annual report on Form 10-K of United Defense Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:	/s/ FRANCIS RABORN

Name: Francis Raborn
Title: Vice President, Chief Financial
Officer and Principal Financial and
Accounting Officer of the Registrant

Date: March 14, 2003