Form 10-Q
period 2003-03-31
UNITED DEFENSE INDUSTRIES INC
filed 2003-05-02
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2003	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      As of April 30, 2003 the aggregate market value of the common stock held by non-affiliates of the registrant was $647,161,526 based on the closing price of $24.42 per share on the New York Stock Exchange on such date.

      Common Stock, $.01 par value 51,849,221 Shares Outstanding as of April 30, 2003.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	March 31, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,802	$155,760
Trade receivables, net	192,166	167,277
Long-term contract inventories	399,189	398,928
Deferred tax asset	25,436	1,726
Other current assets	15,458	16,419

Total current assets	739,051	740,110
Property, plant and equipment, net	170,378	166,104
Goodwill, net	341,962	341,962
Intangible assets, net	32,624	29,337
Prepaid pension and postretirement benefit cost	120,987	121,844
Restricted cash	10,120	10,360
Other assets	38,848	23,984

Total assets	$1,453,970	$1,433,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$13,011	$26,021
Accounts payable, trade and other	121,801	104,892
Advanced payments	491,217	492,976
Accrued and other liabilities	139,954	95,399

Total current liabilities	765,983	719,288
Long-term liabilities:
Long-term debt, net of current portion	576,989	563,979
Accrued pension and postretirement benefit cost	51,964	54,601
Deferred tax liability	15,124	15,124
Other liabilities	73,615	69,370

Total liabilities	1,483,675	1,422,362
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock $.01 par value, 150,000,000 shares authorized; 51,695,114 and 51,803,030 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	517	518
Additional paid-in-capital	177,740	178,218
Deferred compensation	(547)	(527)
Retained deficit	(194,952)	(156,573)
Accumulated other comprehensive loss	(12,463)	(10,297)

Total stockholders’ equity (deficit)	(29,705)	11,339

Total liabilities and stockholders’ equity (deficit)	$1,453,970	$1,433,701

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Three months ended March 31,

	2002	2003

Revenue:
Sales	$356,443	$466,523
Costs and expenses:
Cost of sales	296,594	362,583
Selling, general and administrative expenses	28,117	37,070
Research and development	5,664	1,880

Total expenses	330,375	401,533

Income from operations	26,068	64,990
Earnings related to investments in foreign affiliates	904	5,549
Interest income	1,179	914
Interest expense	(6,383)	(7,488)

Total other expense	(4,300)	(1,025)

Income before income taxes	21,768	63,965
Provision for income taxes	2,750	25,586

Net income	$19,018	$38,379

Earnings per common share-basic	$0.37	$0.74

Weighted average common shares outstanding	50,997,154	51,730,313
Earnings per common share-diluted	$0.36	$0.73

Weighted average common shares outstanding	52,721,048	52,652,524

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

Balance, December 31, 2002	$517	$177,740	$(547)	$(194,952)	$(12,463)	$(29,705)

Amortization of deferred stock compensation	—	—	20	—	—	20
Exercise of stock options	1	478	—	—	—	479
Net foreign currency translation	—	—	—	—	601	601
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	1,565	1,565
Net income for the quarter ended March 31, 2003	—	—	—	38,379	—	38,379

Total comprehensive income						40,545

Balance, March 31, 2003	$518	$178,218	$(527)	$(156,573)	$(10,297)	$11,339

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2002	2003

Operating activities
Net income	$19,018	$38,379
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	4,907	6,472
Amortization of software	1,388	1,200
Amortization of other intangibles	1,174	3,295
Amortization of financing costs	680	775
Net loss from early extinguishment of debt	242	—
Deferred tax provision	—	23,710
Changes in assets and liabilities:
Trade receivables	(27,891)	25,316
Inventories	(13,605)	673
Other assets	532	13,038
Prepaid pension and postretirement benefit cost	(403)	(857)
Accounts payable, trade and other	(14,014)	(17,255)
Advanced payments	33,227	870
Accrued and other liabilities	(18,044)	(47,350)
Accrued pension and postretirement benefit cost	963	2,312

Cash (used in) provided by operating activities	(11,826)	50,578

Investing activities
Capital expenditures	(2,346)	(3,401)
Purchase of Cell ITS, net of $0.2 million cash acquired	(4,135)	—

Cash used in investing activities	(6,481)	(3,401)

Financing activities
Payments on long-term debt	(8,306)	—
Proceeds from sale of common stock	659	479

Cash (used in) provided by financing activities	(7,647)	479

Effect of exchange rate changes on cash	2,716	1,302

(Decrease) increase in cash and cash equivalents	(23,238)	48,958
Cash and cash equivalents, beginning of year	90,535	106,802

Cash and cash equivalents, end of period	$67,297	$155,760

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.     Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2002 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2002 and 2003. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Summary of Significant Accounting Principles

     Stock-Based Compensation

      On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies electing to adopt Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB Opinion No. 25.

      At March 31, 2003, we had a stock-based employee compensation plan, which is described more fully in our Form 10K for the year ended December 31, 2002. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The compensation recorded in the financial statements reflects the amortization based on vesting of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended
	March 31,

	2002	2003

	(In thousands, except
	per share data)
Net income, as reported	$19,018	$38,379
Add back: Compensation expense recorded, net of related tax effects	15	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(220)	(1,049)

Pro forma net income	$18,813	$37,342

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended
	March 31,

	2002	2003

	(In thousands, except
	per share data)
Earnings per share:
Basic — as reported	$0.37	$0.74

Basic — pro forma	$0.37	$0.72

Diluted — as reported	$0.36	$0.73

Diluted — pro forma	$0.36	$0.71

      The effect of applying Statement No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future periods due to, among other things, the vesting period of the stock options and additional stock options that may be granted in the future.

      In January 2003, we granted new stock options to purchase 2,200,500 common shares that vest over three years at an exercise price of $23.15, which resulted in no additional compensation expense. There were no options granted in 2002.

     New Accounting Pronouncements

      In April 2002, the FASB issued Statement No. 145 (FAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 which became effective January 31, 2003 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, now will be used to classify those gains and losses. Under APB 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent.

      For the three months ended March 31, 2002 the loss on extinguishment of debt of $242,000 that was previously reported as an extraordinary item was reclassified to income before extraordinary item (interest expense).

      On January 17, 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 becomes effective in 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We are in the process of evaluating the impact of the adoption of this interpretation but do not believe it will have a significant impact on our financial statements.

3.     Investments in Affiliated Companies

      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. is accounted for using the equity method because we do not control it due to our partner’s veto rights over most operating decisions. We have the ability to exercise influence over its operating and financial policies. We also had a 51% interest in a joint venture in Saudi Arabia, United Defense Systems (“UDS”) which we also accounted for using the equity method for the same reason. Our share of the earnings related to our

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments was $0.9 million and $5.5 million for the three months ended March 31, 2002 and 2003, respectively. In view of the declining scale and prospects of UDS, we entered into an agreement in March 2002 with our Saudi Arabian joint venture partner to sell our 51% interest. The sale was finalized in March 2003 for $405,000 and did not result to a significant gain or loss. Beginning in March 1, 2002 we discontinued recording our share of earnings from this joint venture because, per the terms of the sale agreement, we are no longer entitled to such earnings as of that date.

      The following table, which summarizes financial information for these joint ventures, reports results from the joint venture in Turkey for the three months of each year and Saudi Arabia only through February of 2002.

	Three months ended
	March 31,

	2002	2003

	(In thousands)
Sales	$26,880	$41,853
Cost of Sales	14,912	20,380
Net Income	4,424	9,258

4.     Comprehensive Income

      Comprehensive income was $25.4 million and $40.5 million for the three-month periods ended March 31, 2002 and 2003, respectively. Comprehensive income consists primarily of net income ($19.0 million and $38.4 million for the three month periods ended March 31, 2002 and 2003, respectively), net foreign currency translation adjustments and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

5.     Long-term Debt

      In August 2001, we entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of United States Marine Repair, Inc. (“USMR”).

      Outstanding borrowings on the term loan facilities were $590 million at March 31, 2003. The facilities bear interest at variable rates with a weighted average rate of 3.56% at March 31, 2003. These loans are due through 2009 and provide for quarterly principal and interest payments. No principal payments were due in the first quarter of 2003.

6.     Pension and Other Post Retirement Benefits

      At December 31, 2002, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 7% to 6.5%. On January 1, 2003 we revised the rate of return assumption used for the actuarial estimates of these benefit programs from 9% to 8.5%. The impact of these two changes is estimated to result in an increase in pension and post-retirement benefit costs for the full year 2003 of approximately $7.0 million compared with the estimated 2003 expense if the changes in assumptions had not been made.

7.     Commitments and Contingencies

     Termination Claims

      The Crusader program commenced in 1994 to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. Since inception of the program, we have been the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have since continued to receive Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program. To date, the Crusader termination has resulted in a reduction to our workforce of approximately 180 employees. Through the period ended March 31, 2003, we incurred and invoiced the U.S. Government for $25.7 million of termination costs, the majority of which was collected in 2002 and the balance received in the first quarter of 2003. In order to complete the Crusader termination process, we will need to negotiate a final settlement with the Army, and expect to submit our settlement proposal in August 2003.

     Legal Proceedings

      As a government contractor, we are subject to the audit, review, and investigative authority of various U.S. Government agencies. Depending upon the particular jurisdictional statute, violations of federal procurement rules may result in contract price reductions or refunds, civil penalties, and/or criminal penalties. Government contractors that violate the False Claims Act and/or other applicable laws may be suspended or debarred from receiving further government contracts. Given our dependence on U.S. Government contracts, suspension or debarment is an inherent risk that could readily have a material adverse effect on us. Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosures of compliance issues to governmental agencies as appropriate. In the ordinary course of business, we provide information on compliance matters to various government agencies, and we expect to continue to do so in the future. For example, as previously disclosed, on August 8, 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia, seeking information regarding a 2000 contract between us and the Italian government for the upgrading of amphibious assault vehicles. We believe that the grand jury investigation seeks to ascertain whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While management is not aware of any such violation, and we are cooperating with the investigation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operation or financial position.

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

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consists of Allowable Costs. As of March 31, 2003, we had accrued approximately $27 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The amount accrued is stated on an undiscounted basis. The most significant of the estimated liabilities are related to ongoing remediation efforts. Pursuant to a demand from the California Water Quality Control Board, we are completing a study of sedimentary contamination in San Diego Bay for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total costs associated with the remediation phase will range from $6 million to $9 million, of which $8.5 million has been

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued, although it is conceivable that costs could be as high as $40 million if the most stringent clean-up standard were to be adopted. Up to $8.9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also a further $15 million escrow fund was established in our 2002 acquisition of USMR, which may be available in respect of USMR’s sediment exposure.

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

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC) have operated the Fridley, Minnesota facility. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but has been operated by us under a contract with and on behalf of the Navy. We own the remainder of the facility. Since 1991, the Navy has expended approximately $27 million in remediation costs, including site investigation, on the Navy property, and the Navy anticipates spending a further $8.9 million on such matters at the site. From time to time the Navy has engaged us in discussions as to whether we should pay a portion of such expenses, and offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any environmental costs that we may incur at Fridley would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved (whether by settlement, legal proceedings, or otherwise).

8.     United States Marine Repair Acquisition

      Effective July 2, 2002, we completed the acquisition of 100% of the outstanding stock of USMR from The Carlyle Group for $305.4 million (net of $7.3 million of acquired cash), including the repayment of approximately $105 million of USMR debt. We incurred an additional $1.5 million of transaction costs related to the acquisition. The acquisition of USMR balances and diversifies our portfolio, gives us a strategic growth platform and expands our mission to support the U.S. Navy with superior technology and services. As a result of the transaction, USMR is now a wholly owned subsidiary. The transaction was accounted for as a purchase. We financed the acquisition with cash on hand and by amending our credit facility to borrow an additional $300 million. In connection with the purchase of USMR, we received indemnification for pre-existing environmental liabilities and other matters, which indemnification is limited to an escrow account that currently contains approximately $15 million. Additionally, we acquired with USMR an escrow-backed indemnification right of $8.9 million pertaining to potential claims which USMR may have against certain third parties. We began to consolidate the results of operations of USMR as of the effective date of the acquisition.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are our unaudited pro forma consolidated results of operations, assuming the USMR acquisition occurred at the beginning of each period presented.

	Three months ended
	March 31,

	2002	2003

Sales	$474,234	$466,523
Cost of Sales	395,618	362,583
Net Income	21,514	38,379
Earnings per common share — basic	$0.42	$0.74
Earnings per common share — diluted	$0.41	$0.73

      These unaudited pro forma consolidated results are not necessarily indicative of future outcomes.

      Goodwill of $240.3 million resulting from the USMR acquisition was assigned to the Ship Repair and Maintenance segment. Goodwill of $101.6 million resulting from all previous acquisitions was assigned to the Defense Systems segment.

9.     Earnings Per Share

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

      The new stock options to purchase 2,200,500 common shares that were granted in January 2003 were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended March 31, 2003.

	Three months ended
	March 31,

	2002	2003

	(In thousands, except
	per share data)
Net income	$19,018	$38,379

Average common shares outstanding:
Average common shares outstanding for basic computations	50,997	51,730
Dilutive stock options-based on the treasury stock method	1,724	923

Average number of common shares outstanding for diluted computations	52,721	52,653

Earnings per share:
Earnings per share — basic	$0.37	$0.74

Earnings per share — diluted	$0.36	$0.73

10.     Information on Business Segments

      We operate in two business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance”. All other business operations are categorized as “Defense Systems”. We use earnings before interest and taxes as the measure of financial performance for each segment.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary financial data for each of our business segments for three-month periods ended March 31, 2002 and 2003 follow:

	Three months ended
	March 31,

	2002	2003

	(In thousands)
Sales:
Defense Systems	$356,443	$340,583
Ship Repair and Maintenance	—	125,940

Total sales	356,443	466,523
Income before interest and taxes:
Defense Systems	30,261	66,966
Ship Repair and Maintenance	—	7,370
Corporate	(3,289)	(3,797)

Total income before interest and taxes	26,972	70,539
Interest, net	(5,204)	(6,574)

Income before income taxes	$21,768	$63,965

	December 31,	March 31,
	2002	2003

Total assets: (a)
Defense Systems	$884,261	$836,790
Ship Repair and Maintenance	421,300	421,630
Corporate and eliminations	148,409	175,281

Total assets	$1,453,970	$1,433,701

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents, deferred financing costs and deferred taxes.

11.     Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

      The provision for income taxes for the three-month period ended March 31, 2003 was $25.6 million, which increased by $22.8 million from the same period in 2002 primarily due to higher taxable income and to the utilization of net operating loss carryforwards in 2002 to substantially offset income tax expense. The provision for income taxes in 2003 more closely reflects underlying statutory tax rates as a result of the reversal of the valuation allowance against net operating loss carryforwards and other deferred tax assets in 2002.

12.     Related Party Transactions

      Investment funds sponsored by The Carlyle Group (“Carlyle”) continue to own a significant portion of our common shares. Individuals affiliated with Carlyle are expected to continue to influence our operations.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have entered into agreements with four affiliates of our principal stockholders whereby we have agreed to designate one nominee to our board of directors on behalf of each of these entities. These agreements will remain in effect so long as Carlyle owns greater than 20% of our voting stock.

      In accordance with the management agreement between United Defense Industries and Carlyle, we incurred a fee of $500,000 for various management services provided by Carlyle for the quarter ended March 31, 2003.

      We have entered into an agreement with CPU Technology, Inc. (“CPU/ T”) to purchase approximately $1.4 million in component and design services regarding electronic subsystems for the Bradley program. Certain Carlyle affiliates are minority stockholders of CPU/ T and collectively have the right to appoint two of the six members of CPU/ T’s board.

      We recognized $1.2 million and $8.6 million of royalties, license fees and technical service fees during the three-month periods ended March 31, 2002 and 2003, respectively, from our Turkish joint venture.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — March 31, 2003

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2002. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

      Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity. Period to period comparisons are also affected by acquisitions where the results of operations for the acquired business are included in our results only for periods subsequent to the date of acquisition. This is the case for the July 2002 acquisition of USMR.

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, and some other matters are typically cost-plus arrangements under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. Our repair and maintenance contracts are a mix of fixed-price and cost-plus arrangements with a recent trend toward cost-plus. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs reimbursed or allowed in our negotiation of fixed-price contracts.

      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. Gross margin on each unit delivered or accepted is recognized based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin on production contracts and recognize changes in estimates of gross margins during the period in which those changes are determined. Sales under fixed-price ship repair and maintenance contracts are recognized using the percentage of completion method. Under this percentage of completion method, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared to estimated total direct labor inputs and total costs. Sales under cost reimbursement contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

      We are a supplier of armored combat vehicles and weapons delivery systems to the DoD and a number of allied military forces worldwide. Our products include critical elements of the U.S. military’s tactical force structure. We had a firm funded backlog of approximately $2.2 billion as of March 31, 2003, a substantial majority of which was derived from sole-source, prime contracts. Approximately 80% of our sales for the three months ended March 31, 2003 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

      There were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2002, other than normal additional funding as new contracts are negotiated and awarded.

Business Segments, Products and Programs

      We operate in two business segments: Defense Systems and Ship Repair and Maintenance. Our Defense Systems program portfolio consists of a balanced mix of weapon systems development, production, upgrade and life cycle support programs. Our Ship Repair and Maintenance business segment consists of ship repair, maintenance, and modernization service programs. Revenue generated from each of our major programs is summarized below.

	Three months ended
	March 31,
	(in millions)

	2002	2003

Defense Systems:
Bradley Family of Vehicles	$75.9	$89.8
Naval Ordnance	52.6	43.9
Vertical Launch System	31.2	22.0
Combat, Engineering & Recovery Vehicles	29.6	39.4
Artillery Systems (a)	86.6	51.7
Assault Amphibious Vehicles	13.1	29.7
Other	67.4	64.1

Total Defense Systems	356.4	340.6
Ship Repair and Maintenance (b)	—	125.9

Total	$356.4	$466.5

(a)	Includes Crusader, FCS/ NLOS-C, and M109 Howitzer systems

(b)	Includes ship repair and maintenance activities at USMR

      For a more detailed description of our business and principal operating programs, see our Form 10-K for the year ended December 31, 2002.

Results of Operations

Revenue

      Revenue for the three months ended March 31, 2003 of $466.5 million was $110.1 million (30.9%) higher than the $356.4 million for the comparable period in 2002. This increase is attributable to inclusion of revenue of $125.9 million in 2003 resulting from the acquisition of USMR on July 2, 2002. Revenue for the Defense Systems segment was $340.6 and $356.4 million in the three-month periods ended March 31, 2003 and 2002, respectively. In our Defense Systems segment, Bradley sales in the quarter of $89.8 million were $14 million higher than the same period in 2002 due to the timing of the Army’s A3 upgrade fielding schedule and Assault Amphibious Vehicle sales of $29.7 million grew by $16.6 million as we continued to ramp up deliveries to Italy. Artillery Systems revenue was $34.9 million lower in the transition from Crusader to the Future Combat Systems NLOS-C, and revenue from Vertical Launching Systems was down approximately $10.0 million due to timing of launcher deliveries.

Gross profit

      Gross profit of $103.9 million in the three-month period ended March 31, 2003 was $44.1 million (73%) higher than the $59.8 million for the corresponding period in 2002. This increase was partially attributable to the acquisition of USMR on July 2, 2002 and the resulting inclusion of $15.2 million in the 2003 period. Gross profit as a percentage of sales for the three months ended March 31, 2003 was 22.3% compared to 16.8% for the same period in 2002. The Defense Systems segment’s gross profit rate for the three months ended March 31, 2003 and 2002 was 26% and 16.8%, respectively. The higher gross profit rate in 2003 was due to an $8.7 million award fee in 2003 for the Future Combat Systems NLOS-C contract and a $1.2 million award fee in 2003 for the DD(X) Advanced Gun System contract versus no award fee for either in 2002, higher royalty payments from our foreign affiliate in Turkey, and favorable profit adjustments on several production contracts. The Ship Repair and Maintenance segment’s gross profit rate was 12.1% for the three months ended March 31, 2003.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended March 31, 2003 were $37.0 million, or 31.8% higher than the $28.1 million for the same period in 2002. The increase was due primarily to the inclusion of $7.9 million of United States Marine Repair’s general and administrative expenses in 2003 versus no expenses in 2002 since the acquisition was not completed until July of 2002.

Research and development

      Research and development costs were $1.9 million for the three months ended March 31, 2003 compared with $5.6 million for the corresponding prior period. The decrease was primarily associated with 2002 spending on projects in preparation for the Army’s Future Combat Systems program and higher 2002 spending on projects related to the Advanced Gun System and Advanced Vertical Launch System for the Navy’s DD(X) destroyer.

Earnings from foreign affiliates

      Earnings from foreign affiliates of $5.5 million for the three months ended March 31, 2003 was $4.6 million higher than the same period last year. The higher earnings in 2003 were a result of higher vehicle sales at our Turkish joint venture.

Interest expense

      Net interest expense was $6.6 million in the three months ended March 31, 2003 compared with $5.2 million in the same period in 2002. The higher interest expense in 2003 was due to the increased debt level from the acquisition of USMR offset slightly by the effect of a lower interest rate on our variable rate debt in 2003.

Provision for Income Taxes

      The provision for income taxes for the three-month period ended March 31, 2003 was $25.6 million compared with $2.8 million for the same prior period. This $22.8 million increase was primarily due to higher taxable income and the utilization of net operating loss carryforwards in 2002 to substantially offset income tax expense. The provision for income taxes in 2003 is based on an estimated annual effective income tax rate and more closely reflects underlying statutory tax rates as a result of the reversal of the valuation allowance against net operating loss carryforwards and other deferred tax assets in 2002.

Net income

      As a result of the foregoing factors, we had a net income of $38.4 million in the three months ended March 31, 2003, compared with $19.0 million in the prior period.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $50.6 million for the three-month period ended March 31, 2003 compared with cash usage of $11.8 million in the same period in 2002, a $62.4 million increase. The primary reasons for the significant increase were $19.4 million in higher net income, very favorable collections of accounts receivable, and receipt of a $16.0 million, net of taxes, earnings distribution from our joint venture in Turkey.

      Cash used in investing activities was $3.4 million for the three-month period ended March 31, 2003 compared with $6.5 million in the prior year period. The purchase of Cell ITS AB for $4.1 million in the 2002 period more than offset the inclusion of USMR capital expenditures in 2003. Expenditures for manufacturing, ship repair, and computer equipment and software primarily represent the capital expenditure component of cash used for investing activities.

      Cash provided by financing activities was $0.5 million for the three-month period ended March 31, 2003, compared with $7.6 million of cash usage in the same period in 2002. Debt repaid in the first quarter of 2002 was $8.3 million compared to $0 in the same period in 2003. There were no scheduled principal payments on our senior credit facility for the three months ended March 31, 2003.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — March 31, 2003

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term and long-term foreign currency-denominated transactions, we enter into foreign currency forward exchange contracts. We do not enter into foreign currency forward exchange contracts for trading purposes. The following table provides information with respect to significant contracts at March 31, 2003. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
					Fair
	2003	2004	2005	Total	Value

	(U.S. $ equivalent in thousands)
Receive Swedish krona/pay euros
Contract amount	$3,342	$3,342	$—	$6,684	$6,548
Average contractual exchange rate	9.54	9.54	—	9.54
Receive Swedish krona/pay British pounds
Contract amount	$—	$—	$15,434	$15,434	$15,002
Average contractual exchange rate		—	13.47	13.47
Receive U.S. dollars/pay euros
Contract amount	$—	$22,700	$—	$22,700	$21,968
Average contractual exchange rate		1.05	—	1.05

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility as of March 30, 2003 was 3.56%.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The notional amount of this interest rate swap agreement is $173 million. The agreement entitles us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. USMR had also entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings. The notional amount of the agreement is $20 million with a maturity date of January 29, 2004. The agreement entitles us to pay base interest rate of 3.77% in return for the right to receive a floating interest rate that is based on three month LIBOR as of each quarterly measurement date. The net cash amounts paid or received on these agreements are accrued and recognized as an adjustment to interest expense.

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

PART II

OTHER INFORMATION

March 31, 2003

Item 1.     Legal Proceedings

      We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

          None.

      (b) Reports on Form 8-K

          None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: May 2, 2003

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

Date: May 2, 2003

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

Date: May 2, 2003

/s/ FRANCIS RABORN

Title: Vice President,
Chief Financial Officer and Director