Form 10-Q
period 2003-06-30
UNITED DEFENSE INDUSTRIES INC
filed 2003-08-05
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1525 Wilson Boulevard, Suite 700 Arlington, Virginia	22209
(Address of Principal Executive Offices)	(Zip Code)

(703) 312-6100

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

      At July 18, 2003, there were 51,962,221 shares outstanding of the Registrant’s common stock, par value $.01 per share.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	June 30, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,802	$187,856
Trade receivables, net	192,166	189,403
Long-term contract inventories	399,189	337,010
Deferred tax asset	25,436	—
Other current assets	15,458	24,954

Total current assets	739,051	739,223
Property, plant and equipment, net	170,378	178,133
Goodwill, net	341,962	341,962
Intangible assets, net	32,624	26,058
Prepaid pension and postretirement benefit cost	120,987	123,137
Restricted cash	10,120	10,991
Other assets	38,848	28,128

Total assets	$1,453,970	$1,447,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$13,011	$39,032
Accounts payable, trade and other	121,801	94,187
Advanced payments	491,217	439,222
Accrued and other liabilities	139,954	118,197

Total current liabilities	765,983	690,638
Long-term liabilities:
Long-term debt, net of current portion	576,989	550,968
Accrued pension and postretirement benefit cost	51,964	56,447
Deferred tax liability	15,124	19,968
Other liabilities	73,615	83,213

Total liabilities	1,483,675	1,401,234
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock $.01 par value, 150,000,000 shares authorized; 51,695,109 and 51,945,221 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	517	519
Additional paid-in-capital	177,740	179,330
Deferred compensation	(547)	(507)
Retained deficit	(194,952)	(120,497)
Accumulated other comprehensive loss	(12,463)	(12,447)

Total stockholders’ equity (deficit)	(29,705)	46,398

Total liabilities and stockholders’ equity (deficit)	$1,453,970	$1,447,632

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

Revenue:
Sales	$318,038	$553,453	$674,481	$1,019,976
Costs and expenses:
Cost of sales	248,102	447,180	544,696	809,763
Selling, general and administrative expenses	32,368	41,868	60,485	78,938
Research and development	9,550	4,155	15,214	6,035

Total expenses	290,020	493,203	620,395	894,736

Income from operations	28,018	60,250	54,086	125,240
Other income (expense):
Earnings (loss) related to investments in foreign affiliates	6,309	6,106	7,213	11,655
Interest income	979	983	2,158	1,897
Interest expense	(6,252)	(7,213)	(12,635)	(14,701)

Total other income (expense)	1,036	(124)	(3,264)	(1,149)
Income before income taxes	29,054	60,126	50,822	124,091
Provision for income taxes	1,757	24,050	4,507	49,636

Net income	$27,297	$36,076	$46,315	$74,455

Earnings per common share-basic	$0.53	$0.70	$0.90	$1.44

Weighted average common shares outstanding	51,196,184	51,887,761	51,097,051	51,809,472
Earnings per common share-diluted	$0.52	$0.68	$0.87	$1.41

Weighted average common shares outstanding	52,710,059	52,783,806	52,676,701	52,696,743

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated
		Addition			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

Balance, December 31,	$517	$177,740	$(547)	$(194,952)	$(12,463)	$(29,705)

Amortization of deferred stock compensation	—	—	40	—	—	40
Exercise of stock options	2	1,590	—	—	—	1,592
Net foreign currency translation	—	—	—	—	1,323	1,323
Change in fair value of foreign and interest rate hedges, net of tax	—	—	—	—	(1,307)	(1,307)
Net income for the six months ended June 30, 2003	—	—	—	74,455	—	74,455

Total comprehensive income						74,471

Balance, June 30, 2003	$519	$179,330	$(507)	$(120,497)	$(12,447)	$46,398

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended	Six months ended
	June 30, 2002	June 30, 2003

Operating activities
Net income	$46,315	$74,455
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,266	13,410
Amortization of software	2,802	2,415
Amortization of other intangibles	2,352	6,595
Amortization of financing costs	1,349	1,549
Net loss from early extinguishment of debt	242	—
Deferred tax provision (benefit)	—	30,280
Changes in assets and liabilities:
Trade receivables	(16,576)	4,713
Inventories	(75,065)	63,480
Other assets	(19,065)	(777)
Prepaid pension and postretirement benefit cost	(1,288)	(2,150)
Accounts payable, trade and other	12,139	(30,501)
Advanced payments	94,853	(54,933)
Accrued and other liabilities	(9,369)	(13,091)
Accrued pension and postretirement benefit cost	(3,933)	3,355

Cash provided by operating activities	45,022	98,800

Investing activities
Capital expenditures	(7,484)	(23,762)
Purchase of Cell ITS, net of $0.2 million cash acquired	(4,135)	—

Cash used in investing activities	(11,619)	(23,762)

Financing activities
Payments on long-term debt	(8,306)	—
Proceeds from sale of common stock	2,164	1,592

Cash (used in) provided by financing activities	(6,142)	1,592

Effect of exchange rate changes on cash	6,753	4,424

Increase in cash and cash equivalents	34,014	81,054
Cash and cash equivalents, beginning of year	90,535	106,802

Cash and cash equivalents, end of period	$124,549	$187,856

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.     Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2002 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of June 30, 2003 and the results of operations for the three months and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2002 and 2003. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

2.     Summary of Significant Accounting Principles

     Stock-Based Compensation

      At June 30, 2003, we had a stock-based employee compensation plan, which is described more fully in our Form 10-K for the year ended December 31, 2002. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The compensation expense recorded in the financial statements reflects the amortization based on vesting of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
Net income, as reported	$27,297	$36,076	$46,315	$74,455
Add back: Compensation expense recorded, net of related tax effects	15	12	30	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(220)	(1,049)	(440)	(2,098)

Pro forma net income	$27,092	$35,039	$45,905	$72,381

Earnings per share:
Basic — as reported	$0.53	$0.70	$0.90	$1.44

Basic — pro forma	$0.53	$0.68	$0.90	$1.40

Diluted — as reported	$0.52	$0.68	$0.87	$1.41

Diluted — pro forma	$0.51	$0.66	$0.87	$1.37

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

      For the six months ended June 30, 2002 the loss on extinguishment of debt of $242,000 that was previously reported as an extraordinary item was reclassified to income before extraordinary item (interest expense).

      On January 17, 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 becomes effective this year and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We are in the process of evaluating the impact of the adoption of this Interpretation but do not believe it will have a significant impact on our financial statements.

3.     Investments in Affiliated Companies

      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. is accounted for using the equity method because we do not control it due to our partner’s veto rights over most operating decisions. We have the ability to exercise influence over its operating and financial policies. In addition, we had a 51% interest in a joint venture in Saudi Arabia, United Defense Systems (“UDS”) which we also accounted for using the equity method for the same reason. Our share of the earnings related to our investments was $6.3 million and $6.1 million for the three months ended June 30, 2002 and 2003 and $7.2 million and $11.6 million for the six months ended June 30, 2002 and 2003, respectively. In view of the declining scale and prospects of UDS, we entered into an agreement in March 2002 with our Saudi Arabian joint venture partner to sell our 51% interest. The sale was finalized in March 2003 for $405,000 and did not result to a significant gain or loss. Beginning in March 1, 2002 we discontinued recording our share of earnings from this joint venture because, under the terms of the sale agreement, we were no longer entitled to such earnings as of that date.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table, which summarizes financial information for these joint ventures, reports results from the joint venture in Turkey for the three months and six months ended June 30 of each year and Saudi Arabia only through February of 2002.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands)
Sales	$40,922	$77,879	$67,802	$119,732
Cost of Sales	20,129	36,910	35,041	57,290
Net Income	12,370	11,082	16,794	20,340

4.     Comprehensive Income

      Comprehensive income was $54.1 million and $74.5 million for the six month periods ended June 30, 2002 and 2003, respectively. Comprehensive income consists primarily of net income ($74.5 million for the six month period ended June 30, 2003), net foreign currency translation adjustments and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

5.     Long-term Debt

      In August 2001, we entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of United States Marine Repair, Inc. (“USMR”).

      Outstanding borrowings on the term loan facilities were $590 million at June 30, 2003. The facilities bear interest at variable rates with a weighted average rate of 3.12% at June 30, 2003. These loans are due through 2009 and provide for quarterly principal and interest payments. No principal payments were due in the first half of 2003 due to early repayments.

6.     Pension and Other Post Retirement Benefits

      At December 31, 2002, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 7% to 6.5%. On January 1, 2003 we revised the rate of return assumption used for the actuarial estimates of these benefit programs from 9% to 8.5%. The impact of these two changes is estimated to result in an increase in pension and post-retirement benefit costs for the full year 2003 of approximately $7.0 million compared with what the estimated 2003 expense would have been if the changes in assumptions had not been made.

7.     Commitments and Contingencies

     Termination Claims

      The Crusader program commenced in 1994 to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. Since inception of the program, we have been the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have subsequently received Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program. To date, the Crusader termination has resulted in a reduction to our workforce of approximately 180 employees. Through the period ended June 30, 2003, we have invoiced the U.S. Government for $36.3 million of termination costs and fees, the majority of which was collected in 2002 and the balance received in first half of 2003. In order to complete the Crusader

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination process, we will need to negotiate a final settlement with the Army, and expect to submit our settlement proposal in August 2003.

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

     Environmental Matters

      We spend certain amounts annually to comply with environmental laws. Operating and maintenance costs associated with environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (Allowable Costs).

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consists of Allowable Costs. As of June 30, 2003, we had accrued approximately $31.4 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that costs in excess of such accruals may be incurred. The amount accrued is stated on an undiscounted basis. The most significant of our estimated liabilities pertain to ongoing remediation efforts.

      Pursuant to a demand from the California Regional Water Quality Control Board, we are completing a study of sedimentary contamination in San Diego Bay for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total costs associated with the remediation phase will range from $6 million to $9 million, of which $8.5 million has been accrued, although it is conceivable that costs could be as high as $40 million if the most stringent clean-up standard were to be adopted. Approximately $8.9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. An additional $15 million escrow fund was established in our 2002 acquisition of USMR, which may be available in respect of USMR’s sediment exposure.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to the terms of the 1997 acquisition of United Defense, L.P., FMC Corporation and Harsco Corporation (collectively, the “Sellers”) are required to reimburse us for 75% of certain remediation costs that are Non-Allowable Costs through October 6, 2007 for environmental losses we have previously identified to the Sellers. Accordingly, we have recorded a receivable for $1.5 million for which we expect to be reimbursed by the Sellers over approximately the next 5 years under the terms of the 1997 acquisition agreement.

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC) have operated the Fridley, Minnesota facility. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but has been operated by us under a contract with and on behalf of the Navy. We own the remainder of the facility. Since 1991, the Navy has expended approximately $27 million in remediation costs, including site investigation, on the Navy property, and the Navy has indicated that it anticipates spending a further $8.9 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of such expenses, and offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any environmental costs that we may incur at Fridley would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved (whether by settlement, legal proceedings, or otherwise).

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

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(in thousands, except per share data)
Sales	$451,490	$553,453	$925,724	$1,019,976
Cost of Sales	364,728	447,180	760,346	809,763
Net Income	27,553	36,076	49,067	74,455
Earnings per common share — basic	$0.54	$0.70	$0.97	$1.44
Earnings per common share — diluted	$0.52	$0.68	$0.94	$1.41

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

      New stock options to purchase 2,200,500 common shares granted in January 2003 were included in the computation of diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
Net income	$27,297	$36,076	$46,315	$74,455

Average common shares outstanding:
Average common shares outstanding for basic computations	51,196	51,888	51,097	51,809
Dilutive stock options-based on the treasury stock method	1,514	896	1,580	888

Average number of common shares outstanding for diluted computations	52,710	52,784	52,677	52,697

Earnings per share:
Earnings per share — basic	$0.53	$0.70	$0.90	$1.44

Earnings per share — diluted	$0.52	$0.68	$0.87	$1.41

10.     Information on Business Segments

      We operate in two business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance”. All other business operations are categorized as “Defense Systems”. We use income before interest and taxes as the measure of financial performance for each segment as it equates to the operational performance of the segment.

      Summary financial data for each of our business segments for three month and six month periods ended June 30, 2002 and 2003 follow:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(in thousands)
Sales:
Defense Systems	$318,038	$435,421	$674,481	$776,004
Ship Repair and Maintenance	—	118,032	—	243,972

Total sales	318,038	553,453	674,481	1,019,976

Income before interest and taxes:
Defense Systems	39,316	62,804	69,577	129,770
Ship Repair and Maintenance	—	9,155	—	16,525
Corporate	(4,989)	(5,603)	(8,278)	(9,400)

Total income before interest and taxes	34,327	66,356	61,299	136,895
Interest, net	(5,273)	(6,230)	(10,477)	(12,804)

Income before income taxes	$29,054	$60,126	$50,822	$124,091

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	June 30,
	2002	2003

Total assets: (a)
Defense Systems	$884,261	$811,379
Ship Repair and Maintenance	421,300	422,744
Corporate and eliminations	148,409	213,509

Total assets	$1,453,970	$1,447,632

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents, deferred financing costs and deferred taxes.

11.     Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

      The provision for income taxes for the three and six month periods ended June 30, 2003, was $24.1 million and $49.6 million, respectively, which increased by $22.3 million and $45.1 million, respectively, from the same periods in 2002 primarily due to higher taxable income and to the utilization of net operating loss carryforwards in 2002 to substantially offset income tax expense. The provision for income taxes in 2003 more closely reflects underlying statutory tax rates as a result of the reversal of the valuation allowance against net operating loss carryforwards and other deferred tax assets in 2002.

12.     Related Party Transactions

      Investment funds sponsored by The Carlyle Group (“Carlyle”) continue to own a significant portion of our common shares. Individuals affiliated with Carlyle are expected to continue to influence our operations. We have entered into agreements with four affiliates of our principal stockholders whereby we have agreed to designate one nominee to our board of directors on behalf of each of these entities. These agreements provide for such board representation so long as Carlyle owns greater than 20% of our voting stock. However, in conjunction with Carlyle’s pending sale of 10,800,000 shares of our stock (which would reduce Carlyle’s ownership in United Defense from 46.75% to 25.96%), we expect Carlyle’s representation on our board to decline proportionately in the months ahead.

      In accordance with the management agreement between United Defense Industries and Carlyle, we accrued a fee of $1 million for various management services provided by Carlyle for the six months ended June 30, 2003.

      We have entered into an agreement with CPU Technology, Inc. (“CPU/ T”) to purchase approximately $1.4 million in component and design services regarding electronic subsystems for the Bradley program. Certain Carlyle affiliates are minority stockholders of CPU/ T and collectively have the right to appoint two of the six members of CPU/ T’s board.

      We recognized $2.7 million and $9.1 million of royalties, license fees and technical service fees during the six month periods ended June 30, 2002 and 2003, respectively, from our Turkish joint venture. We have also entered into an agreement with our Turkish joint venture to purchase approximately $2.4 million in miscellaneous parts and kits for our M113 vehicles and Mk25 canisters.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — June 30, 2003

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2002, our quarterly report on Form 10-Q for the three months ended March 31, 2003 and our Prospectus Supplement dated July 31, 2003. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

      The Carlyle Group formed United Defense Industries, Inc. in October 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. The Carlyle Group continues to own a significant portion of our common stock. In July 2002 we acquired United States Marine Repair (“USMR”) from The Carlyle Group.

      Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity. Period to period comparisons are also affected by acquisitions where the results of operations for the acquired business are included in our results only for periods subsequent to the date of acquisition. This is the case for the July 2002 acquisition of USMR.

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

      We are a supplier of armored combat vehicles and weapons delivery systems to the DoD and a number of allied military forces worldwide. Our products include critical elements of the U.S. military’s tactical force structure. We had a firm funded backlog of approximately $2.2 billion as of June 30, 2003, a substantial majority of which was derived from sole-source, prime contracts. Approximately 76% of our sales for the six months ended June 30, 2003 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

      There were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2002, other than normal additional funding as new contracts are negotiated and awarded.

Business Segments, Products and Programs

      We operate in two business segments: Defense Systems and Ship Repair and Maintenance. Our Defense Systems program portfolio consists of a mix of weapons systems development, production, upgrade and life cycle support programs. Our Ship Repair and Maintenance business segment consists of ship repair, maintenance, and modernization service programs. Revenue generated from each of our major programs is summarized below.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In millions)
Defense Systems:
Bradley Family of Vehicles	$65.1	$121.0	$141.0	$210.8
Naval Ordnance	32.2	73.3	84.8	117.2
Vertical Launch Systems	27.7	27.3	58.9	49.3
Combat, Engineering & Recovery Vehicles	36.0	26.9	65.6	66.3
Artillery Systems (a)	79.8	68.3	166.4	120.0
Assault, Amphibious Vehicles	8.4	34.8	21.5	64.5
Other	68.8	83.8	136.3	147.9

Total Defense Systems	318.0	435.4	674.5	776.0
Ship Repair and Maintenance	0.0	118.1	0.0	244.0

Total	$318.0	$553.5	$674.5	$1,020.0

(a)	Includes Crusader, FCS/ NLOS-C, and M109 Howitzer systems

(b)	Includes ship repair and maintenance activities at USMR

      For a more detailed description of our business and principal operating programs, see our Form 10-K for the year ended December 31, 2002.

Results of Operations

     Revenue

      Revenue for the three months ended June 30, 2003 of $553.5 million was $235.5 million, or 74.1%, higher than revenue of $318.0 million for the comparable period in 2002. This increase is partially attributable to inclusion of $118.1 million of revenue in 2003 resulting from the acquisition of USMR on July 2, 2002. The remainder of the revenue increase is attributable to higher sales from continuing programs in the Defense Systems segment. Revenue for the Defense Systems segment was $435.4 and $318.0 million in the three month periods ended June 30, 2003 and 2002, respectively, an increase of $117.4 million, or 36.9%. Bradley sales in the quarter of $121.0 million were $55.9 million higher than the same period in 2002 due to the timing of the Army’s A3 upgrade fielding schedule. Naval Ordnance sales of $73.3 million were $41.1 million higher than the same period in 2002 driven by the ramp up in the DD(X) Advanced Gun System (“AGS”) development work. Assault Amphibious Vehicle (“AAV”) sales of $34.8 million grew by $26.4 million as we continued to ramp up deliveries to Italy.

      Revenue of $1.02 billion for the six months ended June 30, 2003 was $345.5 million higher than the $674.5 million for the same period in 2002, an increase of 51.2%. Sales from our Ship Repair and Maintenance segment which was acquired in July 2002, accounted for $244.0 million of the increase. Our Defense Systems segment sales were $776.0 million and $674.5 million for the six months ended June 30, 2003 and 2002, respectively. The $101.5 million increased sales in the 2003 period was attributed to higher Bradley and AAV deliveries and a ramp-up in DD(X) AGS development work more than offsetting $46.4 million in lower Artillery System work due to the cancellation of Crusader in August of 2002.

     Gross profit

      Gross profit of $106.3 million in the three month period ended June 30, 2003 was $36.4 million, or 52% higher than the $69.9 million for the corresponding period in 2002. This increase was attributable to higher Defense System segment sales and the inclusion of $17.3 million of USMR gross profit in the 2003 period. Gross profit as a percentage of sales for the three months ended June 30, 2003 was 19.2% compared to 22.0% for the same period in 2002. The major factor influencing the change in gross profit percentage was the acquisition of USMR in July 2002 since that segment has a historically lower gross profit rate than our other programs. The Defense Systems segment’s gross profit rate for the three months ended June 30, 2003 and 2002 was 20.4% and 22.0%, respectively. The Ship Repair and Maintenance segment’s gross profit rate was 14.7% for the three months ended June 30, 2003.

      Gross profit for the six months ended June 30, 2003 was $210.2 million, $80.4 million higher than the $129.8 million in the same prior period. The increase was attributed primarily to higher sales in our Defense Systems segment and the inclusion of $32.5 million of gross profit from USMR in the 2003 period. Gross profit as a percentage of sales for the six months ended June 30, 2003 was 20.6% compared with 19.2% for the same period last year. Defense System segment’s gross profit rate for the six month period ended June 30, 2003 was 22.9% compared with 19.2% for the same period in 2002 when the segment’s profit rate was 19.2%. The increase in the 2003 profit rate is due to an $8.2 million award fee in 2003 for the Crusader program, higher royalty payments from our foreign affiliate in Turkey, and favorable profit adjustments on several production contracts. The Ship Repair and Maintenance segment’s gross profit rate was 13.3% for the six months ended June 30, 2003.

     Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended June 30, 2003 were $41.9 million, or $9.5 million higher than the $32.4 million for the same period in 2002. The increase was due primarily to the inclusion of $8.1 million of United States Marine Repair’s general and administrative expenses in 2003 versus no expenses in 2002 since the acquisition was not completed until July of 2002.

      Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $78.9 million and $60.5 million, respectively. The inclusion of USMR in 2003 results accounted for

$16.0 million of the $18.4 million increase. The balance was associated with higher bid and proposal expenses primarily in support of the development of Future Combat Systems (“FCS”) proposals.

     Research and development

      Research and development costs were $4.2 million and $6.0 million for the three and six month periods ended June 30, 2003, respectively, compared with $9.6 million and $15.2 million for the corresponding prior periods. Research and development costs were higher in 2002 as a result of spending on projects in preparation for the Army’s FCS program and higher spending on projects related to the AGS and Advanced Vertical Launch System for the Navy’s DD(X) destroyer.

     Earnings from foreign affiliates

      Earnings from foreign affiliates were $6.1 million for the three months ended June 30, 2003 as compared with $6.3 million in the same period last year. For the six months ended June 30, 2003, earnings from foreign affiliates of $11.7 million compared with $7.2 million earnings for the same prior year period. The higher earnings in 2003 were a result of higher vehicle sales at our Turkish joint venture.

     Interest expense

      Net interest expense was $6.2 million in the three months ended June 30, 2003 compared with $5.3 million for the same period in 2002. For the six months ended June 30, 2003, net interest expense of $12.8 million was $2.3 million higher than the same prior period. The higher interest expense in 2003 was due to the increased debt level from the acquisition of USMR offset slightly by the effect of a lower interest rate on our variable rate debt in 2003.

     Provision for Income Taxes

      The provision for income taxes for the three-month period ended June 30, 2003 was $24.1 million compared with $1.8 million for the corresponding 2002 period. For the six months ended June 30, 2003, the provision for income taxes was $49.6 million compared with $4.5 million in the same period in 2002. The respective increases of $22.3 million and $45.1 million for the three month and six month periods in 2003 were due primarily to utilization of net operating loss carryforwards in 2002 to substantially offset income tax expense. The provision for income taxes in 2003 was based on an estimated annual effective income tax rate and more closely reflects underlying statutory tax rates as a result of the reversal of the valuation allowance against net operating loss carryforwards and other deferred tax assets in 2002.

     Net income

      As a result of the foregoing factors, we had a net income of $36.1 million in the three months ended June 30, 2003, compared with $27.3 million in the same prior period. For the six months ended June 30, 2003, we had net income of $74.5 million compared with $46.3 million for the same period in 2002.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $98.8 million for the six month period ended June 30, 2003 compared with $45.0 million in the same period in 2002, a $53.8 million increase. The primary reasons for the increase were $28.2 million in higher net income, and receipt of a $17.1 million earnings distribution, net of taxes, from our joint venture in Turkey.

      Cash used in investing activities was $23.8 million for the six month period ended June 30, 2003 compared with $11.6 million in the prior year period. During the second quarter of 2003, capital expenditures included the purchase of a drydock and the expense to install it at our USMR Norfolk, Virginia facility. Expenditures for manufacturing, ship repair, and computer equipment and software primarily represent the balance of capital expenditures. Cash used for investing activities in 2002 included the acquisition of Cell ITS AB for $4.1 million.

      Cash provided by financing activities was $1.6 million for the six month period ended June 30, 2003, compared with $6.1 million of cash usage in the same period in 2002. Principal payments on debt in the first half of 2002 was $8.3 million compared to $0 in the same period in 2003. There were no scheduled principal payments on our senior credit facility for the six months ended June 30, 2003.

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

U.S. Army Transformation

      In our Form 10-K Report for the year ended December 31, 2002, Item 7, Management’s Discussion and Analysis, describes recent and potential developments affecting our ground combat vehicle business under the heading, “U.S. Army Transformation”. The Army’s transformation efforts, including ongoing Stryker procurements and the development of the FCS program, continue to receive attention both because of their overall significance in the Army’s evolution and in the context of the 2003 U.S. military experience in Iraq. Such consideration has focused in part on the Administration’s budget for the DoD for the fiscal year ending September 30, 2004 (“FY04”).

      The DoD budget tends to have significant implications for the ground combat vehicle portion of our Defense Systems segment, primarily regarding the Bradley, NLOS-C, and FCS programs. While Congressional consideration of the FY04 DoD budget is unlikely to be completed until later this year, the pertinent Congressional deliberations and reports to date suggest that:

(1)	Congress will likely provide at least the $1.7 billion sought by the Administration for FCS and related activities and will attempt to restrict approximately $350 million to indirect fire programs. Such funding would tend to benefit both our Non-Line-of-Sight Cannon (“NLOS-C”) development program and other FCS combat vehicle development activities in which we participate or expect to participate.

(2)	Although the Administration did not propose to acquire additional Bradley A3 vehicle upgrades (i.e., beyond those covered by our current multiyear contract which expires in 2005), Congress will likely provide between $60 million and $258 million for additional Bradley upgrades. Since such appropriations cover both the program administration performed by the Army and the vehicle work performed by its contractors, we would ordinarily expect to receive a major portion (typically, 65-75%), rather than all, of such funding.

(3)	Congress will likely provide approximately the $1 billion sought by the Administration for further procurement of Stryker vehicles. As we participate only minimally in the Stryker program, the net effect of such funding is to place major portion of the Army’s combat vehicle procurement spending beyond our reach.

      FY04 funding for our Army-related development (such as NLOS-C and FCS) activities would likely result in revenue occurring during 2004 and 2005, and for manufacturing activity (such as the Bradley) in revenue during 2005 and 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — June 30, 2003

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term and long-term foreign currency-denominated transactions, we enter into foreign currency forward exchange contracts. We do not enter into foreign currency forward exchange contracts for trading purposes. The following table provides information with respect to significant contracts at June 30, 2003. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date

	2003	2004	2005-2006	Total	Fair Value

	(U.S. $ equivalent in thousands)
Receive Swedish krona/pay euros
Contract amount	$3,546	$3,546	$—	$7,092	$6,879
Average contractual exchange rate	9.54	9.54	—	9.54
Receive Swedish krona/pay British pounds
Contract amount	$—	$—	$16,374	$16,374	$15,549
Average contractual exchange rate		—	13.86	13.86
Receive U.S. dollars/pay euros
Contract amount	$—	$22,700	$—	$22,700	$27,088
Average contractual exchange rate		1.05	—	1.05

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility as of June 30, 2003 was 3.12%.

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

Item 4.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to this entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of United Defense Industries, Inc. management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

June 30, 2003

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on May 28, 2003. The matters voted upon at the meeting and the corresponding results are set forth below.

      1. The election of nine directors to hold office until the next annual meeting of stockholders and until their respective successors have been elected or appointed:

	For	Withheld

Frank C. Carlucci	46,943,565	2,438,644
Peter J. Clare	46,864,998	2,517,211
William E. Conway, Jr.	42,297,298	7,084,911
C. Thomas Faulders, III	47,046,223	2,335,986
Allan M. Holt	42,985,023	6,397,186
J.H. Binford Peay, III	42,786,098	6,596,111
Thomas W. Rabaut	46,943,565	2,438,644
Francis Raborn	46,943,565	2,438,644
John M. Shalikashvili	47,046,223	2,335,986

      2. Stockholder ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain	Broker Non-Votes

48,734,401	640,374	7,434	0

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

          31.1 Certification of Chief Executive Officer

          31.2 Certification of Chief Financial Officer

          32.1 Certification of Chief Executive Officer

          32.2 Certification of Chief Financial Officer

      (b) Reports on Form 8-K

On April 29, 2003, we filed a report on Form 8-K to include our first quarter 2003 earnings press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: August 5, 2003