Form 10-Q
period 2003-09-30
UNITED DEFENSE INDUSTRIES INC
filed 2003-11-07
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      At October 31, 2003, there were 52,134,384 shares outstanding of the Registrant’s common stock, par value $.01 per share.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	September 30, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,802	$241,114
Trade receivables, net	192,166	200,662
Inventories	399,189	330,652
Deferred tax asset	25,436	—
Other current assets	15,458	15,765

Total current assets	739,051	788,193
Property, plant and equipment, net	170,378	179,009
Goodwill, net	341,962	341,962
Intangible assets, net	32,624	21,041
Prepaid pension and postretirement benefit cost	120,987	124,439
Restricted cash	10,120	11,333
Other assets	38,848	43,960

Total assets	$1,453,970	$1,509,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$13,011	$39,032
Accounts payable, trade and other	121,801	98,099
Advanced payments	491,217	457,797
Accrued and other liabilities	140,914	125,732

Total current liabilities	766,943	720,660
Long-term liabilities:
Long-term debt, net of current portion	576,989	537,957
Accrued pension and postretirement benefit cost	51,964	58,822
Deferred tax liability	15,124	23,002
Other liabilities	72,655	84,139

Total liabilities	1,483,675	1,424,580
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock $.01 par value, 150,000,000 shares authorized; 51,695,109 and 52,095,884 issued and outstanding at December 31, 2002 and September 30, 2003, respectively	517	521
Additional paid-in-capital	177,740	180,027
Deferred compensation	(547)	(487)
Retained deficit	(194,952)	(83,107)
Accumulated other comprehensive loss	(12,463)	(11,597)

Total stockholders’ (deficit) equity	(29,705)	85,357

Total liabilities and stockholders’ equity (deficit)	$1,453,970	$1,509,937

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue:
Sales	$529,701	$507,915	$1,204,182	$1,527,891
Costs and expenses:
Cost of sales	426,976	400,298	971,672	1,210,061
Selling, general and administrative expenses	37,528	38,065	98,013	117,003
Research and development	7,640	10,717	22,854	16,752

Total expenses	472,144	449,080	1,092,539	1,343,816

Income from operations	57,557	58,835	111,643	184,075
Other income (expense):
Earnings (loss) related to investments in foreign affiliates	(561)	5,003	6,652	16,658
Interest income	1,188	1,012	3,346	2,909
Interest expense	(12,611)	(7,100)	(25,246)	(21,801)

Total other expense	(11,984)	(1,085)	(15,248)	(2,234)
Income before income taxes	45,573	57,750	96,395	181,841
Provision for income taxes	493	20,360	5,000	69,996

Net income	$45,080	$37,390	$91,395	$111,845

Earnings per common share-basic	$0.88	$0.72	$1.78	$2.16

Weighted average common shares outstanding	51,513,743	52,029,410	51,239,233	51,883,593
Earnings per common share-diluted	$0.85	$0.71	$1.73	$2.12

Weighted average common shares outstanding	52,759,182	52,994,910	52,706,671	52,802,260

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

Balance, December 31, 2002	$517	$177,740	$(547)	$(194,952)	$(12,463)	$(29,705)

Amortization of deferred stock compensation	—	—	60	—	—	60
Exercise of stock options	4	2,287	—	—	—	2,291
Net foreign currency translation	—	—	—	—	1,270	1,270
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	(404)	(404)
Net income for the nine months ended September 30, 2003	—	—	—	111,845	—	111,845

Total comprehensive income						112,711

Balance, September 30, 2003	$521	$180,027	$(487)	$(83,107)	$(11,597)	$85,357

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2002	2003

Operating activities
Net income	$91,395	$111,845
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,664	20,170
Amortization of software	4,131	3,585
Amortization of other intangibles	6,444	11,261
Amortization of financing costs	2,481	2,524
Net loss from early extinguishment of debt	1,859	—
Deferred tax provision	—	33,314
Changes in assets and liabilities:
Trade receivables	(53,827)	(6,733)
Inventories	19,845	71,006
Other assets	(6,220)	(7,719)
Prepaid pension and postretirement benefit cost	(2,185)	(3,452)
Accounts payable, trade and other	(10,184)	(24,626)
Advanced payments	44,321	(37,572)
Accrued and other liabilities	(35,334)	(6,635)
Accrued pension and postretirement benefit cost	(4,665)	5,252

Cash provided by operating activities	75,725	172,220

Investing activities
Capital expenditures	(13,174)	(32,247)
Purchase of Cell ITS, net of $0.2 million cash acquired	(4,135)	—
Purchase of USMR, net of $7.3 million cash acquired	(307,404)	—

Cash used in investing activities	(324,713)	(32,247)

Financing activities
Payments on long-term debt	(90,900)	(13,011)
Proceeds from senior secured facility	300,000	—
Proceeds from sale of common stock	3,281	2,291
Payments for financing and transaction cost	(5,470)	—

Cash provided by (used in) financing activities	206,911	(10,720)

Effect of exchange rate changes on cash	6,312	5,059
(Decrease) increase in cash and cash equivalents	(35,765)	134,312
Cash and cash equivalents, beginning of year	90,535	106,802

Cash and cash equivalents, end of period	$54,770	$241,114

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1.     Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2002 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of September 30, 2003 and the results of operations for the three months and nine months ended September 30, 2002 and 2003 and cash flows for the nine months ended September 30, 2002 and 2003. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2003.

2.     Summary of Significant Accounting Principles

     Stock-Based Compensation

      At September 30, 2003, we had a stock-based employee compensation plan, which is described more fully in our Form 10-K for the year ended December 31, 2002. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The compensation expense recorded in the financial statements reflects the amortization based on vesting of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
Net income, as reported	$45,080	$37,390	$91,395	$111,845
Add back: Compensation expense recorded, net of related tax effects	15	12	45	37
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(220)	(1,127)	(660)	(3,225)

Pro forma net income	$44,875	$36,275	$90,780	$108,657

Earnings per share:
Basic—as reported	$0.88	$0.72	$1.78	$2.16

Basic—pro forma	$0.87	$0.70	$1.77	$2.09

Diluted—as reported	$0.85	$0.71	$1.73	$2.12

Diluted—pro forma	$0.85	$0.68	$1.72	$2.06

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

      In 2003, we granted new stock options to purchase 2,208,000 common shares that vest over three years at exercise prices of $23.15 and 24.98, which resulted in no additional compensation expense. There were no options granted in 2002.

     New Accounting Pronouncements

      For the nine months ended September 30, 2002 the loss on extinguishment of debt of $1,859,000 previously reported as an extraordinary item was reclassified to income before extraordinary item (interest expense) due to the adoption of FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

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

3.     Investments in Affiliated Companies

      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. is accounted for using the equity method because we do not control it due to our partner’s veto rights over many significant decisions, although we have the ability to exercise influence over its operating and financial policies. Our share of the earnings related to our investments was ($0.6) million and $5.0 million for the three months ended September 30, 2002 and 2003 and $6.7 million and $16.7 million for the nine months ended September 30, 2002 and 2003, respectively.

      The following table reports financial results from the joint venture in Turkey for the three months and nine months ended September 30 of 2002 and 2003.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

		(In thousands)
Sales	$29,824	$50,848	$97,626	$170,580
Cost of Sales	15,098	23,936	50,139	81,226
Net Income	2,698	9,812	19,492	30,152

4. Comprehensive Income

      Comprehensive income was $94.8 million and $112.7 million for the nine month periods ended September 30, 2002 and 2003, respectively. Comprehensive income consists primarily of net income ($91.4 million and $111.8 million for the nine month periods ended September 30, 2002 and 2003), net foreign currency translation adjustments and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Long-term Debt

      In August 2001, we entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of United States Marine Repair, Inc. (“USMR”).

      Outstanding borrowings on the term loan facilities were $577 million at September 30, 2003. The facilities bear interest at variable rates with a weighted average rate of 3.08% at September 30, 2003. These loans are due through 2009 and provide for quarterly principal and interest payments. A prepayment of $13 million was made on August 29, 2003. The next scheduled principal payment is due in the first quarter of 2004.

6.     Pension and Other Post Retirement Benefits

      At December 31, 2002, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 7% to 6.5%. On January 1, 2003 we revised the asset rate of return assumption from 9% to 8.5%. The impact of these two changes is estimated to result in an increase in pension and post-retirement benefit costs for the full year 2003 of approximately $5 million compared with what the estimated 2003 expense would have been if the changes in assumptions had not been made.

7.     Commitments and Contingencies

     Termination Claims

      The Crusader program commenced in 1994 to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. Since inception of the program, we have been the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have subsequently received Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program. To date, the Crusader termination has resulted in a reduction to our workforce of approximately 180 employees. Through the period ended September 30, 2003, the Army has paid us $36.3 million in termination costs and fees. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army.

     Legal Proceedings

      As a government contractor, we are subject to the audit, review, and investigative authority of various U.S. Government agencies. Depending upon the particular jurisdictional statute, violations of federal procurement rules may result in contract price reductions or refunds, civil penalties, and/or criminal penalties. Government contractors that violate the False Claims Act and/or other applicable laws may be suspended or debarred from receiving further government contracts. Given our dependence on U.S. Government contracts, suspension or debarment is an inherent risk that could readily have a material adverse effect on us. Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosures of compliance issues to governmental agencies as appropriate. In the ordinary course of business, we provide information on compliance matters to various government agencies, and we expect to continue to do so in the future. For example, as previously disclosed, in 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia, seeking information regarding a 2000 contract between us and the Italian government for the upgrading of amphibious assault vehicles. We believe that the grand jury investigation seeks to ascertain whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While management is not

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aware of any such violation, and we are cooperating with the investigation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operation or financial position.

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending or threatened that we expect to have a material adverse effect on our results of operations and financial condition.

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

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consist of Allowable Costs. As of September 30, 2003, we had accrued approximately $31.4 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that costs in excess of such accruals may be incurred. The amount accrued is stated on an undiscounted basis. The most significant of our estimated liabilities pertain to ongoing remediation efforts.

      Pursuant to a demand from the California Regional Water Quality Control Board, we have completed a study of sedimentary contamination in San Diego Bay for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total costs associated with the remediation phase will range from $6 million to $9 million, of which $8.5 million has been accrued, although it is conceivable that costs could be as high as $29.3 million if the most stringent clean-up standard were to be adopted. Up to $8.9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. An additional $15 million escrow fund was established in our 2002 acquisition of USMR, which is also subject to claims we may make in respect of USMR’s sediment exposure.

      Pursuant to the terms of the 1997 acquisition of United Defense, L.P., FMC Corporation and Harsco Corporation (collectively, the “Sellers”) are required to reimburse us for 75% of certain remediation costs that are Non-Allowable Costs through October 6, 2007 for environmental losses we have previously identified to the Sellers. Accordingly, we have recorded a receivable for $1.3 million for which we expect to be reimbursed by the Sellers over approximately the next 5 years under the terms of the 1997 acquisition agreement.

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but has been operated by us under a contract with and on behalf of the Navy. We own the remainder of the facility. Since 1991, the Navy has expended approximately $27 million in remediation costs, including site investigation, on the Navy property, and the Navy has indicated that it anticipates spending a further $8.9 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of such expenses, and offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any environmental costs that we may incur at Fridley would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     United States Marine Repair Acquisition

      Effective July 2, 2002, we completed the acquisition of 100% of the outstanding stock of USMR from The Carlyle Group for $305.4 million (net of $7.3 million of acquired cash), including the repayment of approximately $105 million of USMR debt. We incurred an additional $1.5 million of transaction costs related to the acquisition. The acquisition of USMR balances and diversifies our portfolio, gives us a strategic growth platform, and expands our mission to support the U.S. Navy with superior technology and services. As a result of the transaction, USMR is now a wholly owned subsidiary. The transaction was accounted for as a purchase. We financed the acquisition with cash on hand and by amending our credit facility to borrow an additional $300 million. We began to consolidate the results of operations of USMR as of the effective date of the acquisition.

      The following are our unaudited consolidated results of operations. The nine months ended September 30, 2002 is on a pro forma basis and assumes that the USMR acquisition occurred at the beginning of the period.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In thousands)
Sales	$529,701	$507,915	$1,455,425	$1,527,891
Cost of Sales	426,976	400,298	1,187,322	1,210,061
Net Income	45,080	37,390	94,147	111,845
Earnings per common share-basic	$0.88	$0.72	$1.84	$2.16
Earnings per common share-diluted	$0.85	$0.71	$1.79	$2.12

      These unaudited consolidated results are not necessarily indicative of future outcomes.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
Net Income	$45,080	$37,390	$91,395	$111,845

Average common shares outstanding:
Average common shares outstanding for basic computations	51,514	52,029	51,239	51,884
Dilutive stock options-based on the treasury stock method	1,245	966	1,468	918

Average number of common shares outstanding for dilutive computations	52,759	52,995	52,707	52,802

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
Earnings per share:
Earnings per common share-basic	$0.88	$0.72	$1.78	$2.16

Earnings per common share-diluted	$0.85	$0.71	$1.73	$2.12

10.     Information on Business Segments

      We operate in two business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance”. All other business operations are categorized as “Defense Systems”. We use income before interest and taxes as the measure of financial performance for each segment.

      Summary financial data for each of our business segments for three month and nine month periods ended September 30, 2002 and 2003 follow:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(in thousands)
Sales:
Defense Systems	$423,962	$375,421	$1,098,443	$1,151,425
Ship Repair and Maintenance	105,739	132,494	105,739	376,466

Total sales	529,701	507,915	1,204,182	1,527,891

Income before interest and taxes:
Defense Systems	54,656	60,454	124,233	190,224
Ship Repair and Maintenance	6,860	8,347	6,860	24,872
Corporate	(4,520)	(4,963)	(12,798)	(14,363)

Total income before interest and taxes	56,996	63,838	118,295	200,733
Interest, net	(11,423)	(6,088)	(21,900)	(18,892)

Income before income taxes	$45,573	$57,750	$96,395	$181,841

	December 31,	September 30,
	2002	2003

Total assets: (a)
Defense Systems	$884,261	$838,516
Ship Repair and Maintenance	421,300	412,735
Corporate and eliminations	148,409	258,686

Total assets	$1,453,970	$1,509,937

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents, prepaid taxes and deferred financing costs. The substantial increase in Corporate assets was primarily due to a very favorable cash balance generated during 2003.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

      The provision for income taxes for the three and nine month periods ended September 30, 2003, was $20.4 million and $70.0 million, respectively, which increased by $19.9 million and $65.0 million, respectively, from the same periods in 2002, primarily due to higher taxable income and to the utilization of net operating loss carryforwards in 2002 to substantially offset income tax expense. The provision for income taxes in 2003 more closely reflects underlying statutory tax rates as a result of the reversal of the valuation allowance against net operating loss carryforwards and other deferred tax assets in 2002.

12.     Related Party Transactions

      Investment funds sponsored by The Carlyle Group (“Carlyle”) continue to own a significant portion of our common shares. Individuals affiliated with Carlyle are expected to continue to influence our operations. We have entered into agreements with four affiliates of our principal stockholders whereby we have agreed to designate one nominee to our board of directors on behalf of each of these entities. These agreements provide for such board representation so long as Carlyle owns greater than 20% of our voting stock. In August 2003, Carlyle (including its affiliated officers and entities) sold 11,805,336 shares of our stock and on November 5, 2003, completed the sale of an additional 1,491,346 shares, thereby reducing its current holding to 11,663,903 shares, or 22% of our outstanding shares. Given the decline in Carlyle’s holdings, we expect its representation on our board to decline proportionately in the months ahead.

      In accordance with the management agreement between United Defense Industries and Carlyle, we accrued a fee of $1.5 million for various management services provided by Carlyle for the nine months ended September 30, 2003.

      We have entered into an agreement with CPU Technology, Inc. (“CPU/ T”) to purchase approximately $1.5 million in component and design services regarding electronic subsystems for the Bradley program. Certain Carlyle affiliates are minority stockholders of CPU/ T and collectively have the right to appoint two of the six members of CPU/ T’s board.

      We recognized $3.6 million and $13.5 million of royalties, license fees and technical service fees during the nine month periods ended September 30, 2002 and 2003, respectively, from our Turkish joint venture. We have also entered into an agreement with our Turkish joint venture to purchase approximately $2.4 million in miscellaneous parts and kits for our M113 vehicles and Mk25 canisters.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.

Management’s Discussion and Analysis of the Results of Operations and Financial Condition — September 30, 2003

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2002, our quarterly reports on Form 10-Q for the three months ended March 31 and June 30, 2003, and our Form S-3 Registration Statement and Prospectus Supplement dated October 31, 2003. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

      Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity. Period to period comparisons are also affected by acquisitions, such as our July 2002 acquisition of USMR, where the results of operations for the acquired business are included in our results only for periods subsequent to the date of acquisition.

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototype, and some other matters are typically cost-plus arrangements under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. Our repair and maintenance contracts are a mix of fixed-price and cost-plus arrangements with a recent trend toward cost-plus. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs reimbursed or allowed in our negotiation of fixed-price contracts.

      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has accepted it as meeting the contract specifications and as having passed quality control tests. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. Gross margin on each unit delivered or accepted is recognized based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin on production contracts and recognize changes in estimates of gross margins during the period in which those changes are determined. Our ship repair sales in the United States under fixed-price contracts are recognized using the percentage of completion method. Under this method, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date to estimated total direct labor inputs and total costs. Sales under cost reimbursement contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

      We are a supplier of armored combat vehicles and weapons delivery systems to the DoD and a number of allied military forces worldwide. Our products include critical elements of the U.S. military’s tactical force structure. We had a firm funded backlog of approximately $2.2 billion as of September 30, 2003, a substantial majority of which was derived from sole-source, prime contracts. Approximately 79% of our sales for the nine months ended September 30, 2003 were to the U.S. government, primarily to agencies of the DoD (excluding sales under the U.S. Government’s Foreign Military Sales program), or through subcontracts with other government contractors.

      Except as indicated in the “U.S. Army Transformation” discussion below, there were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2002, other than normal additional funding as new contracts are negotiated and awarded.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In millions)
Defense Systems:
Bradley Family of Vehicles	$125.3	$46.7	$266.3	$257.5
Naval Ordnance	55.9	64.1	140.7	181.3
Vertical Launch Systems	29.8	32.0	88.7	81.3
Combat, Engineering & Recovery Vehicles	41.8	19.5	107.4	85.8
Artillery Systems	86.3	117.5	252.7	237.5
Assault, Amphibious Vehicles	21.3	32.5	42.8	97.0
Other	63.6	63.1	199.9	211.0

Total Defense Systems	424.0	375.4	1,098.5	1,151.4
Ship Repair and Maintenance	105.7	132.5	105.7	376.5

Total	$529.7	$507.9	$1,204.2	$1,527.9

      For a more detailed description of our business and principal operating programs, see our Form 10-K Report for the year ended December 31, 2002.

Results of Operations

     Revenue

      Revenue for the three months ended September 30, 2003 of $507.9 million was $21.8 million lower than the $529.7 million for the comparable period in 2002, driven by lower Defense Systems segment sales which in turn were partially offset by higher Ship Repair and Maintenance segment sales. Defense Systems segment revenue of $375.4 million for the three months ended September 30, 2003 was $48.6 million lower than for the same period in 2002, primarily due to $78.6 million of lower Bradley upgrade fieldings which were partially offset by a ramp-up in NLOS-C and DD(X) Advanced Gun System (“AGS”) development work, and higher Assault Amphibious Vehicle (“AAV”) kit deliveries. Ship Repair and Maintenance segment sales of $132.5 million for the three month period ended September 30, 2003 were $26.8 million higher than the same period in 2002. Increased sales in our Ship Repair and Maintenance segment largely reflect the Navy’s increased maintenance needs resulting from the broader and more extended deployment of the fleet in connection with the Iraq war.

      Revenue of $1.5 billion for the nine months ended September 30, 2003 was $323.7 million higher than the $1.2 billion for the same period in 2002, an increase of 26.9%. Sales from our Ship Repair and Maintenance segment, which was acquired in July 2002 and therefore only partially included in 2002 results, accounted for $270.8 million, or 83.7 % of the increase. Our Defense Systems segment sales of $1.15 billion were $52.9 million higher in the 2003 period mainly attributed to higher AAV deliveries and a ramp-up in DD(X) AGS development work.

     Gross profit

      Gross profit of $107.6 million in the three month period ended September 30, 2003 was $4.9 million higher than the $102.7 million for the corresponding period in 2002. Gross profit as a percentage of sales for the three months ended September 30, 2003 was 21.1% compared with 19.4% for the same period in 2002. This improvement reflects favorable contract adjustments and higher royalty payments from our foreign affiliate in Turkey.

      Gross profit for the nine months ended September 30, 2003 was $317.8 million, $85.3 million higher than the $232.5 million in the same period in 2002. Gross profit percentage of sales for the nine months ended September 30, 2003 was 20.8% compared with 19.3% for the same period in 2002. The increase in the 2003 profit rate was due to an award fee in 2003 for the Crusader program, higher royalty payments from our foreign affiliate in Turkey, and favorable profit adjustments on several production contracts.

     Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended September 30, 2003 were $38.1 million compared with $37.5 million for the same period in 2002.

      Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $117.0 million and $98.0 million, respectively. The inclusion of USMR for all nine months in 2003 accounted for $17.0 million of the $19.0 million increase. The balance was associated with higher bid and proposal expenses primarily in support of the development of Future Combat Systems (“FCS”) proposals.

     Research and development

      Research and development costs were $10.7 million and $16.8 million for the three and nine month periods ended September 30, 2003, respectively, compared with $7.6 million and $22.9 million for the corresponding prior periods. Research and development costs were higher in the three months period ended September 30, 2003 due to spending on development projects for future technologies. Research and development costs were higher in the nine months of 2002 as a result of spending on projects in preparation for the Army’s FCS program and higher spending on projects related to the AGS and Advanced Vertical Launch System for the Navy’s DD(X) destroyer.

     Earnings (loss) from foreign affiliates

      Earnings from foreign affiliates were $5.0 million for the three months ended September 30, 2003 as compared with ($0.6) million in the same period last year. For the nine months ended September 30, 2003, earnings from foreign affiliates was $16.7 million compared with $6.7 million earnings for the same prior year period. The higher earnings in 2003 were a result of higher vehicle sales at our Turkish joint venture.

     Interest expense

      Net interest expense was $6.1 million in the three months ended September 30, 2003 compared with $11.4 million for the same period in 2002. For the nine months ended September 30, 2003, net interest expense of $18.9 million was $3.0 million lower than the corresponding 2002 period. The higher interest expense in 2002 was due to the write-off of unamortized financing costs due to early extinguishment of debt and higher interest rates.

     Provision for Income Taxes

      The provision for income taxes for the three-month period ended September 30, 2003 was $20.4 million compared with $0.5 million for the corresponding 2002 period. For the nine months ended September 30, 2003, the provision for income taxes was $70.0 million compared with $5.0 million in the same period in 2002. The respective increases of $19.9 million and $65.0 million for the three month and nine month periods in 2003 were due primarily to utilization of net operating loss carryforwards in 2002 to substantially offset income tax expense. The provision for income taxes in 2003 is based on an estimated annual effective income tax rate and more closely reflects underlying statutory tax rates as a result of the reversal of the valuation allowance against net operating loss carryforwards and other deferred tax assets in 2002.

     Net income

      As a result of the foregoing factors, we had a net income of $37.4 million in the three months ended September 30, 2003, compared with $45.1 million in the same prior period. For the nine months ended September 30, 2003, we had net income of $111.8 million compared with $91.4 million for the same period in 2002.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $172.2 million for the nine month period ended September 30, 2003 compared with $75.7 million in the same period in 2002, a $96.5 million increase. The primary reasons for this increase were higher net income, tax payments less than the tax provision and receipt of higher earnings distributions, net of taxes, from our joint venture in Turkey.

      Cash used in investing activities was $32.2 million for the nine month period ended September 30, 2003 compared with $324.7 million in the prior year period. Capital expenditures of $32.2 million in 2003 were $19.1 million higher than the same prior period, due primarily to the purchase of a drydock and the expense to install it at our USMR Norfolk, Virginia facility. Expenditures for manufacturing, ship repair, and computer equipment and software primarily represent the balance of capital expenditures. Cash used for investing activities in 2002 included the acquisition of USMR for $307.4 million (net of $7.3 million cash acquired), and Cell ITS AB for $4.1 million.

      Cash used in financing activities was $10.7 million for the nine month period ended September 30, 2003, compared with $206.9 million of cash provided in the same period in 2002. On July 2, 2002, we amended our credit facility to borrow an additional $300 million for the purchase of USMR. This increase was partially offset by the repayment of $90.9 million of debt during the nine month period. Principal repayments on debt in the nine months ended September 30, 2003 were $13.0 million.

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

U.S. Army Transformation

      The principal developments involving the U.S. Army which might significantly affect our ground combat vehicle business were discussed under the heading, “U.S. Army Transformation” in both our Form 10-K Report for the year ended December 31, 2002 and our Form 10-Q Report for the three months ended June 30, 2003. Supplementing such discussion, we note that the DoD appropriation for the fiscal year ending September 30, 2004 (“FY04”) was recently signed into law. The elements of the FY04 appropriation which are likely to have the greatest significance for the ground combat vehicle portion of our Defense Systems segment are as follows:

(1)	The $1.7 billion sought by the Administration for FCS and related activities was provided. In doing so, the appropriation act designated the Non-Line of Sight-Cannon (NLOS-C) as a separate program element, segregated $353 million of the FCS appropriation for NLOS-C, and restated the previous statutory requirement that NLOS-C be fielded by 2008.

(2)	$221 million was appropriated for additional Bradley upgrades.

(3)	Approximately $1 billion was provided for Stryker vehicles, meaning that this major share of the Army’s combat vehicle procurement is to be spent on a program in which we participate only minimally.

      Regarding the Bradley and NLOS-C appropriations for FY04, we continue to note that as such appropriations also cover program administration by the Army, we ordinarily receive only a portion (typically, 65–75% in our long experience with the Bradley), rather than all, of such funding. Also, because FCS and NLOS-C remain in such an early stage and the subject of ongoing review within the Government, we are not at all certain as to what portion of this appropriation will ultimately translate into revenue for the Company.

      Finally, there are substantial indications that the Army expects the production and fielding schedule for the FCS program overall to be delayed by two or more years. The effects of delays in NLOS-C and/or FCS more generally could include (i) reducing our revenues and profits during the delay period, particularly if vehicle production is postponed, and (ii) extending the period during which our facilities involved in the production of ground combat vehicles could experience a gap between the potential cessation of Bradley work and the commencement of production of NLOS-C and/or other FCS vehicles.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - September 30, 2003

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

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. The weighted average interest rate on our borrowings outstanding under the senior secured credit facility and swap agreements as of September 30, 2003 was 3.20%.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The specified contract amount of this interest rate swap agreement is $173 million. The agreement entitles us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. USMR had also entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings. The specified contract amount of the agreement is $20 million with a maturity date of January 29, 2004. The agreement entitles us to pay base interest rate of 3.77% in return for the right to receive a floating interest rate that is based on three month LIBOR as of each quarterly measurement date. The net cash amounts paid or received on these agreements are accrued and recognized as an adjustment to interest expense.

Item 4.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to this entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of United Defense Industries, Inc. management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

September 30, 2003

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

          31.1 Certification of Chief Executive Officer

          31.2 Certification of Chief Financial Officer

          32.1 Certification of Chief Executive Officer

          32.2 Certification of Chief Financial Officer

      (b) Reports on Form 8-K

On July 24, 2003, we filed a report on Form 8-K to include our second quarter 2003 earnings press release.

On August 5, 2003, we filed a report on Form 8-K/ A amending the revenue by program table in our second quarter 2003 earnings press release as reported on Form 8-K dated July 24, 2003.

On August 6, 2003, we filed a report on Form 8-K indicating we had entered into an Underwriting Agreement with Lehman Brothers, Inc. on behalf of several Underwriters in conjunction with the public offering of up to 10,800,000 shares of our common stock (plus an over-allotment option to purchase 1,080,000 additional shares of common stock) by certain named Selling Stockholders.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: November 7, 2003