Form 10-K
period 2003-12-31
UNITED DEFENSE INDUSTRIES INC
filed 2004-03-08
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31, 2003	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      The aggregate market value of the common stock held by non-affiliates of the registrant was $1,043,480,494 based on the closing price of $25.94 per share on the New York Stock Exchange on June 30, 2003.

      Common Stock, $.01 par value, 52,341,136 shares outstanding as of January 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2004 is incorporated by reference in Part III of this Report.

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	23
Item 6.	Selected Consolidated Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 8.	Consolidated Financial Statements and Supplementary Data — Contents	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	36
PART III
Item 10.	Directors and Executive Officers	36
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions	36
Item 14.	Principal Accountant Fees and services	37
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	37
EX-10.2
EX-10.4
EX-10.6
EX-10.11
EX-10.22
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I

ITEM 1.	Description of Business

Overview

      United Defense Industries, Inc. was incorporated in 1997 to acquire United Defense, L.P. (“UDLP”), a global leader in the design, development, and production of combat vehicles, artillery systems, naval guns, and missile launchers used by the U.S. Department of Defense and allied militaries throughout the world. In 2000, we acquired Bofors Defence (“Bofors”), based in Sweden, a leading producer of artillery systems, air defense and naval guns, and precision munitions. In 2002, we acquired United States Marine Repair, Inc. (“USMR”), the leading provider of ship repair, maintenance and modernization services to the U.S. Navy, other U.S. defense related agencies, and commercial customers. With the acquisition of USMR, we are now organized into two separate product and service lines which are each considered separate reportable segments: Defense Systems and Ship Repair and Maintenance. Our Defense Systems program portfolio consists of a mix of weapons system development, production, upgrade, and life cycle support programs. Our Ship Repair and Maintenance business segment consists of ship repair, maintenance, and modernization service programs.

      Our Defense Systems segment’s primary military programs include upgrades of the Bradley Fighting Vehicle (“BFV”) and its derivatives, Naval Ordnance production and development programs, and development of several manned ground vehicle types within the Army’s Future Combat Systems (“FCS”) program, including the Non-Line-of-Sight Cannon (“NLOS-C”). Since 1981, the BFV has served as the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. We have maintained our prime contractor position on the BFV program since production began, and have added a number of technology-based upgrades and derivative vehicles that continue to extend the program’s life cycle. In addition to managing the BFV vehicle programs, we serve as the prime contractor for a number of military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy’s Mk45 naval gun system since 1968. However, many of our traditional U.S. Army (the “Army”) programs are expected to be supplanted by the Army’s Stryker and/or FCS programs (discussed below).

      The Ship Repair and Maintenance segment’s primary military contracts relate to long-term maintenance programs on U.S. surface ships including, guided missile destroyers, cruisers, mine countermeasures ships, cargo, and amphibious ships.

Business Segments, Products and Programs

      Revenue generated from each of our segments and major programs is summarized below.

	Year Ended December 31,

	2001	2002	2003

	(in millions)
Defense Systems:
Bradley Family of Vehicles	$275.7	$335.9	$292.6
Naval Ordnance	230.7	219.0	239.9
Vertical Launch System	85.4	114.5	115.4
Combat, Engineering & Recovery Vehicles	102.0	147.8	99.6
Artillery Systems	292.1	309.7	310.8
Assault Amphibious Vehicles	55.3	65.3	132.0
Other	277.3	277.7	317.0

Total Defense Systems	$1,318.5	$1,469.9	$1,507.3
Ship Repair and Maintenance	—	255.4	545.3

Total	$1,318.5	$1,725.3	$2,052.6

Defense Systems Segment

      The Bradley Fighting Vehicle. We have been the sole-source, prime contractor of the BFV to the Army since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles and a stabilized turret, and is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The BFV is outfitted with armor and day/night sights, and can transport up to nine soldiers across rough terrain. The vehicle’s combination of lethality, survivability, and mobility has established it as a critical component of the U.S. Government’s full-spectrum warfare strategy. A total of 7,178 BFVs and derivatives have been built, of which 400 were for the Saudi Arabian Army.

      Although new BFVs are no longer being built, we derive significant revenue from upgrading the Army’s existing fleet of BFVs. We initiated delivery of the latest upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production contract awarded in July of 1997. The BFV A3, which currently includes the Infantry Fighting Vehicle, the Cavalry Fighting Vehicle and Fire Support Vehicle variants, is the most modern version of the vehicle and provides enhanced situation awareness capability and improved lethality, survivability and sustainability. The BFVA3 has a fully integrated digital architecture and is adaptable to the Army’s emerging network architecture as it transforms its current force into the future force. The U.S. Army is in the process of upgrading 595 older version BFVs to the A3 configuration, with annual funding allocations over the seven-year period between FY1997-2003. We had been awarded four single year contracts for A3 upgrades (FY1997-2000) for a total of 206 vehicles, and in May 2001, we received a multi-year contract (FY2001-2003) for an additional 389 vehicles. Of these 595 vehicles, 91 were delivered in 2003 and 228 in prior years. Production under the BFV A3 multi-year contract is expected to be completed by June 2005.

      In September of 2003, Congress added $221 million to the FY2004 budget to provide for the procurement of an additional 144 Bradleys. These vehicles will be an improved version of the BFV A2 (known as the A2 OIF) that will incorporate many of the lessons learned during Operation Iraqi Freedom (OIF). Production of these vehicles is expected to start in the second quarter of 2005 and end in the third quarter of 2006.

      The Administration’s FY05 budget does not propose further funding for the BFV and other current force systems. Unless a different approach results from the legislative process, such as the addition of funds for BFV work, we believe that our BFV production work would be reduced significantly following the completion of the 144 vehicles added to the FY2004 budget.

      BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles we have developed. One such derivative, the Multiple Launch Rocket System (“MLRS”) carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Missiles and Fire Control. We were awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire to the artillery batteries. We provided 22 kits to convert BFVs under a workshare arrangement with Red River Army Depot to produce Fire Support Vehicles. Another such vehicle is the Command and Control Vehicle (“C2V”). The C2V is a self-contained vehicle used for communications and operational control of forces that keeps pace with armored maneuver forces while providing the crew with a protected environment. We were awarded a three-year production contract for C2V variants in December 1998 which were completed in May 2001. Although the Army removed additional production funding for the C2V in FY01 and cancelled the FY00 award, we retained and maintained all of the C2Vs produced under the original contract. At the outset of Operation Iraqi Freedom we fielded 15 vehicles to the Army under an urgent need statement. In addition to the C2V, we developed and fielded the Bradley Command Vehicle (“BCV”) to fulfill an urgent requirement prior to Operation Iraqi Freedom. The BCV is a derivative vehicle of the turreted Bradley.

      In addition to the development and manufacture of BFV derivatives, we provide BFV upgrade kits and field services. Kits allow for the upgrade of BFVs to incorporate advances in technology. We also deploy experts to provide on-site training and advice to customers, complete maintenance and repairs, and assess the necessity of replacement parts. We are under contract with the U.S. Army’s Simulation, Training and

Instrumentation Command for the development and demonstration of a multi-purpose simulator/trainer for the BFV family of vehicles. An award for the production and installation of 13 Bradley Advanced Training Systems (“BATS”) was received in July 1999 and deliveries were completed in 2002. A second year production contract for a follow on quantity of 11 BATS was awarded in May 2002, and deliveries were completed in January 2004.

      Mk45 Naval Gun System (“Mk45”). United Defense is the original equipment manufacturer and sole source producer for the Navy’s 5-inch Mk45 gun system for the Navy’s current class of destroyers, the Arleigh Burke DDG 51 class (“DDG51”). We are under contract through FY03 requirements. The U.S. Navy currently plans to continue building DDG51 class ships through at least FY05. We are also the prime contractor for the Naval Surface Fire Support (“NSFS”) program. This NSFS program includes upgrading the Mk45 gun system with the capability to fire precision munitions. Due to the NSFS program, we have received contracts to upgrade eight Mk45 guns for the Navy’s Ticonderoga class ships from Mod0/1 to Mod4 configuration, which extends the Mk45’s range and improves surface fire capability. Furthermore, the U.S. Government supports allied navies having compatible armaments, and provides us assistance in efforts to place Mk45s on foreign ships. We believe the improvements included in the Mod4 configuration, which provide significantly greater range, will make the Mk45 more competitive internationally. We are presently executing Mk45 contracts for Australia, Denmark, and Korea.

      Advanced Gun System (“AGS”). The U.S. Navy is currently developing its next-generation destroyer, the DD(X), with land attack as its primary mission. We are the sole-source developer of the 155 mm AGS, the primary gun weapon system on DD(X), acting as a subcontractor to Northrop Grumman Ship Systems, as well as the source selection authority for development of the Long Range Land Attack Projectile (“LRLAP”).

      The 155-mm AGS with LRLAP will support the U.S. Navy and Marine Corps expeditionary and Joint Operations warfighters in the littorals and deep inland, capable of a maximum sustained firing rate of 10 rounds per minute to deliver high-volume 155-mm LRLAP fires at ranges of up to 100 nautical miles. The high-capacity, fully automated 155-mm AGS and below deck ammunition handling and storage system allows for an uninterrupted and sustained high-volume of fire. Each of the DD(X) destroyers will have two of the AGS gun systems on board, providing the equivalent firepower of two battalions of U.S. Marine Corps M198 howitzers. Compared to the current Arleigh Burke Class DDG-51 ships, the gun system sales per ship will increase by 4 times for the DD(X).

      Funded gun development was initiated in 1999, with completion of development scheduled for 2006. We are currently in System Development and Demonstration for the AGS. Under this phase, we are developing Engineering Development Models to demonstrate the feasibility of the technology and reduce risks. We successfully completed Preliminary Design Review and Critical Design Review for the Engineering Development Models in 2003. Land based testing will begin in 2005. The prototype ship is scheduled to begin construction in FY05.

      The 155-mm LRLAP is a Global Positioning System/ Inertial Measurement Unit-guided and rocket assisted munition capable of delivering a unitary high-explosive warhead at extreme range. In 2003, we selected Lockheed Martin to develop the Engineering Development Model for the LRLAP. This projectile effort is currently funded through FY05.

      Deepwater. The United States Coast Guard (“USCG”) is a key element in supporting the United States national security strategy by maintaining the nation’s economic, social, environmental, and military security in the maritime environment. High and medium endurance cutters are expected to operate in 14 legislatively mandated USCG missions. For these increasing mission requirements and to account for materiel obsolescence, the USCG established the Deepwater Capability Replacement Project to extend the lifecycle of existing systems and to establish future USCG cutters. The Deepwater National Security Cutter (“NSC”) will be designed to perform the several major integrated Deepwater System missions and to serve as a host for others.

      Deepwater System missions are the key application for a new Gun Weapon System (“GWS”) and the need for a modern medium-caliber gun system with a fire control system has been identified. The Bofors 57mm Mk 3 gun, with its 3P ammunition, forms an all-purpose naval gun system combining extremely high anti-aircraft and anti-missile kill probability with high effectiveness against surface and shore targets. This compact, lightweight gun is unmanned and fully automatic with computerized, hydraulically operated, automatic reloading from two ship-mounted hoists. These features, combined with the 3P ammunition, greatly enhance firepower and endurance against aerial, surface, and shore targets with a maximum range of 17,000 meters. The gun is operated remotely from the fire control system and incorporates computer-assisted aiming and firing limitation systems.

      The Deepwater program is currently in the design phase with the contract for the first National Security Cutter (“NSC-1”) awarded in September, 2003. United Defense is teamed with Northrop Grumman Ship Systems and has been awarded an order for the first Bofors 57mm gun. The Bofors 57mm Mk 3 is undergoing gun and ammunition qualification in Louisville, KY and Dahlgren, VA for installation on NSC-1 in December, 2006.

      Littoral Combat Ship. We have provided competitive proposals for the Bofors 57mm Gun System to the three competing teams for the Littoral Combat Ship program. The Littoral Combat Ship program plan is to procure one or two ships from one or two teams in Flight 0, test the ships, then procure Flight 1 ships starting in 2008. We anticipate that there will be one 57mm gun per ship. There are 57 ships planned for the LCS program, with procurement rates reaching as high as six per year. The Bofors 57mm Gun System is an excellent fit for the Littoral Combat Ship, given its size, weight, performance and commonality with the US Coast Guard’s Integrated Deepwater System National Security Cutter selection of the Bofors 57mm Gun System.

      Minor Caliber Gun System. The US Navy is currently establishing requirements to develop and field stabilized Minor Caliber Guns (“MCG”) to provide protection against small boat surface threats. United Defense is actively involved in two MCG programs that have significant domestic and international market potential. The first program is to develop, test, and field a .50 caliber stabilized MCG system for short range defense called the EX-45. United Defense is working on this program cooperatively with the U.S. Navy, Louisville, Kentucky In-Service-Engineering-Agency (“ISEA”). Three EX-45 units are under contract from the Louisville ISEA for development testing in 2004.

      The second MCG program is to develop, test, and field a 25mm stabilized gun system with on-mount sensors. This system will be remotely operated and replace existing Mk 38 guns on-board U.S. Navy DDG class destroyers. A solicitation has been released by the U.S. Navy to procure 25mm MCGs in 2004. United Defense has teamed with two companies to compete for this program. The two companies will be submitting proposals with United Defense as the prime contractor using existing MCG solutions modified to meet specific U.S. Navy requirements. These two MCG systems are considered the major competitors to win the competition. The winning MCG system will be adopted by the U.S. Navy as the baseline 25mm MCG system for the fleet with significant potential business in other domestic and international markets.

      Submarine Propulsor. We are the sole-source prime contractor of U.S. submarine propulsors, which enables a submarine to meet stealth mission requirements. We are currently under contract to produce six propulsors for Virginia Class submarines for delivery through 2004. The first four systems have been delivered ahead of schedule. In addition, we have been selected to be the sole source prime contractor for the follow-on multi-year propulsor contract.

      Launching Systems. The MK 41 Vertical Launching System (“MK 41 VLS”) is the U.S. and nine allied navies’ primary multi-mission, multi-missile launcher on surface combatant warships such as destroyers and cruisers. The MK 41 VLS launches the anti-air threat Standard Missile, strike mission-related Tomahawk cruise missile, vertical launch anti-submarine rocket, and ship self-defense Sea Sparrow missile. We manufacture all the major structural assemblies and electrical cables for the MK 41 VLS launcher under subcontracts to Lockheed Martin Corporation, the prime contractor of the MK 41 VLS launcher. We have an MK 41 VLS teaming agreement with Lockheed Martin, which covers both U.S. and foreign sales through December 31, 2011. The U.S. Navy installs the VLS, like the Mk45, on all DDG51s, each of which contains twelve 8-cell VLS modules. The DDG51 program plan calls for deliveries to be completed by 2010. We signed a three-year launcher production contract with Lockheed Martin in 2002, with deliveries extending through mid-2006. We are the designated mechanical design agent for the VLS launcher and the design agent for all VLS canisters. We are the sole-source, prime contractor of VLS canisters to the US Navy and foreign navies. We signed the 2003 canister production contract with deliveries extending into 2005, and have just completed negotiations on the 2004 canister production requirements. We are the canister depot for the US and Allied Navies, and as such perform refurbishment and renewal of fired and damaged canisters. We are currently converting old Tomahawk canisters to be compatible with the new Tactical Tomahawk missile, and we anticipate starting the refurbishment of fired Tomahawk canisters from Operation Iraqi Freedom in 2004. There is a potential to refurbish and convert up to 700 fired Tomahawk canisters over 5 years. We are under contract to design an MK 21 canister modification to launch the Standard Missile 3 for Ballistic Missile Defense missions. Our prototype canisters have been used in the recent successful Standard Missile ballistic missile defense tests.

      As indicated above, the U.S. Navy awarded the initial design contract for the next-generation destroyer, the DD(X) to Northrop Grumman. We are a teammate and subcontractor to Raytheon Corporation for the systems engineering of the next generation Mk57 VLS for the DD(X), and will design and fabricate the mechanical portions of the Mk57 VLS engineering development model. The contract is scheduled to be completed in 2005, with the follow-on production start slated to begin in 2005 after the DD(X) Critical Design Review.

      M88 Armored Recovery Vehicle (“M88”). We have been the sole-source, prime contractor of the M88 to the U.S. Army since 1960. The M88 currently has an installed base of more than 3,325 vehicles in 19 countries throughout the world. The M88 performs towing, lifting and winching tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the U.S. Army, in 1986 we began the development effort for the M88A2 (“HERCULES”) upgrade, in order to handle 70-ton vehicles. The enhanced capabilities of HERCULES enable a single system with three crewmembers to lift a tank turret or upright and tow an M1A1/ A2 tank, tasks which would otherwise require eight soldiers and two recovery vehicles. The U.S. Army has been awarding annual contracts for M88 upgrades since 1994. Additionally, in 2000 we began to supply M88 upgrades to the U.S. Marine Corps (“USMC”). We are currently under contract to deliver 32 vehicles to the U.S. Army and USMC through October 2004. We are working with the USMC to define the requirements for a FY04 contract, which may be additional vehicles, spares and support. Under the Administration’s proposed FY04 budget, further procurement for HERCULES production would cease after these contracts are completed. We also have an ongoing co-production contract with Egypt for 66 M88A2 kits through March 2004. In addition, we have just received a long lead funding award for 21 additional vehicles to be co-produced with Egypt through 2006. This vehicle has also been fielded in both Thailand and Kuwait.

      M109 Self-Propelled Howitzer (“M109”). The M109 has been the most widely used field artillery howitzer for the U.S. military and certain foreign governments since we first produced it in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest generation is the M109A6 Paladin. We completed deliveries of 7 Paladins in 2001 and received a follow-on order for 18 additional units in January 2002. We have various non-production activities on Paladin, specifically engineering and training contracts. We also design and produce unique configurations of the M109 and offer M109 upgrade kits, servicing and training to various foreign governments. In July 2003 we received a Foreign Military Sales (“FMS”) contract for $46M from the US Army to refurbish 201 M109 series self-propelled howitzers for the Government of Egypt. Production is expected to run through November of 2005.

      Objective Force Indirect Fire, Non-Line-of-Sight Cannon (“NLOS-C”). The NLOS-C program has been incorporated into the FCS Development and Demonstration program described below.

      Assault Amphibious Vehicle (“AAV”). The AAV has been the U.S. Marine Corps’ assault amphibious vehicle for over two decades with more than 1,500 vehicles delivered. In July 1998, we were awarded a

$158 million four year contract to perform upgrades to a portion of the fleet in partnership with U.S. Marine Corps depots. We received a $22.0 million extension to this contract in 2003 and may receive further extensions in 2004 and 2005 as well at which time the active fleet would be entirely upgraded. We have had recent sales for the AAV and upgrades in Brazil, Spain, Italy, Korea, and most recently, Taiwan. The Taiwan AAV contract, currently in final negotiations, will be approximately $100 million.

      M113 Armored Personnel Carrier (“M113”). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. We have produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, previously produced in Europe and currently produced by our Turkish affiliate, FNSS. The U.S. Army, which received our last delivery of new M113s in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work currently occurs in our Anniston, Alabama facility. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot. We are currently under contract for 77 vehicles to be delivered in 2004, with a potential for an additional 80 in 2004 and 2005. Other contracts include vehicles for Egypt and Israel.

      In 2002, we were awarded a contract to produce Opposing Forces Main Battle Tank vehicles (“OPFOR-MBT”), an M113A2 converted to the A3 configuration with visual modifications, bringing the total to date to 62 such vehicles. If the two remaining options are awarded, 113 OPFOR-MBT vehicles will have been produced over the life of the contract.

      In addition, we are supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and to produce the new improved Mobile Tactical Vehicle Light (“MTVL”). The MTVL variant, which is a patented UDLP M113 derivative, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3.

      Future Combat Systems. The Future Combat Systems, or FCS program, is the Army’s planned means by which its future combat force is to be developed and produced. FCS is intended to provide an electronically linked network of surveillance, command and control, and combat capabilities, including manned and unmanned vehicles, by which the Army would prosecute future combat missions. As such, it is expected to embrace the missions historically performed by Army combat systems such as our Bradley, artillery (M109/ FAASV and Crusader), and battlefield transport (M113) systems. In March 2002 the Army selected a contractor team led by The Boeing Company to act as the so-called Lead Systems Integrator in managing the initial phase of the FCS program. Ground combat vehicles, planned as a mixture of manned and unmanned types, are to comprise a major element of FCS.

      (a) FCS Manned Ground Vehicles. In January 2003 the Army announced that the development and integration of the manned ground combat vehicles (“MGVs”) for FCS would be performed by a team composed of ourselves and General Dynamics. Since the Army anticipates spending approximately $15 billion on the FCS program over the next six years, the critical role envisioned for us on the program’s MGV component is of long-term significance to our revenues and potential profits.

      In December 2003, United Defense was awarded two subcontracts by Boeing totaling $2.2 billion for the System Development and Demonstration (“SDD”) phase of MGV. MGV is a family of eight mission variants with a common-design platform that operate within the FCS family of systems via networked battle command. Our role on the integrated design team for MGV is overall responsibility for five variants (the non-line of sight cannon or NLOS-C, the non-line of sight mortar or NLOS-M, the infantry carrier vehicle or ICV, the medical vehicle or MV, and the maintenance/recovery vehicle or MRV, as well as for leading the software architecture and design development for the common design and the mission packages, and finally, within common design, for leading integrated product teams in the areas of propulsion, crew stations, survivability, and armor development. The SDD contract includes the design, construction and full-scale testing of prototype vehicles leading up to (but not inclusive of) low-rate initial production.

      (b) FCS Armed Robotic Vehicle (“ARV”). One of three unmanned ground vehicles in FCS, the ARV was awarded to us as a subcontract from Boeing in November 2003 on the basis of our competitive proposal offering. However, for reasons of development cost and technology maturity, the onset of full SDD development was deferred by two years to FY06. The Army’s intent is to develop and introduce the ARV as a so-called spiral upgrade to the first increment of fielded FCS units of action. Our initial systems engineering subcontract is valued at $8 million with an SDD option valued at approximately $225 million.

      Bofors Defence. United Defense acquired Bofors Weapon Systems, a Swedish Company, in September 2000 from Celsius AB. Subsequent to the acquisition, the name was changed to Bofors Defence. During 2003, Bofors continued to refocus business areas to emphasize Precision Strike and Intelligent Systems. Bofors’ major business areas consist of: Intelligent Ammunition, Launching Systems, Technology Studies, and System Design and Integration. Bofors has retained key competencies in precision strike and intelligent systems and modeling and simulation. In 2003 Bofors was designated as the competency center for Non-Nuclear Electro Magnetic Pulse warheads for Sweden.

      During 2003 Bofors entered serial production for the BONUS Munition. BONUS is a Sensor-Fuzed Weapon capable of defeating armored targets at long range. Work continued in the Cooperative Program (United States and Sweden) for the development of the Intelligent Munition Program, Excalibur, currently under development for the U.S. Army. This work is being carried out by Bofors in conjunction with their U.S. partner, Raytheon Company. They also received a contract to commence the manufacture of an improved sensor for the BONUS Munition.

      Bofors achieved significant breakthroughs with its naval guns in 2003, having entered two key markets, one of which is the United States, with its modern Naval Guns and their companion intelligent ammunition. In the area of Intelligent Systems, Bofors recently received a development contract from the Swedish Government to begin the development of the new Swedish Precision Engagement Field Artillery System and to deliver two prototype systems for test and evaluation. Bofors entered 2004 with a backlog of $172M.

      Munitions. In 2003, United Defense formed a team comprised of members with specific expertise in the areas of munitions development, program pursuit and program execution to address the increasing need to focus the US integration of technologies from Bofors Defense and emerging technologies which could have a significant impact on our core businesses.

      Significant effort was expended on the Course Corrector Fuze, a fuze used in place of existing artillery fuzes to increase the accuracy of existing projectiles. The accuracy improvement is accomplished using simple aerodynamic brakes deployed by a UDLP developed guidance algorithm. In 2003, we also initiated a program to transfer the Bofor Defence/ Giat BONUS Sensor Fuzed Munition to the United States and we entered an exclusive teaming agreement with AeroVironment, Inc. for the development of a “gun-launched UAV” that will provide significant improvements in the observation and targeting at an organic level. Development of all of these products will continue in 2004.

      Military Vehicle Tracks. Most U.S. combat vehicles use a track system composed of linked track shoes which have a steel core and an external rubber surface for traction. We produce the steel components for the tracks on many of the Army’s principal vehicles, including the M1 tank, the BFV, and the M113. Production orders for various track types typically result from DoD programs to build or overhaul the corresponding vehicles, and also from wear and damage occurring in training and military deployments. We typically provide track components as a subcontractor to Goodyear Tire and Rubber Company, which provides the rubber elements and then sells the completed track assembly to the government.

Ship Repair and Maintenance Segment

      Ship Repair and Maintenance. United States Marine Repair, Inc. (“USMR”) was acquired in July 2002 and its operations comprise our Ship Repair and Maintenance segment. USMR operates a total of six shipyards serving government and commercial customers. Norfolk Shipbuilding and Drydock Corporation (“Norshipco’) located in Norfolk, Virginia serves the Navy’s Atlantic Fleet, Military Sealift Command (“MSC’), and numerous commercial customers including Disney Cruise Lines and Maersk Lines. Southwest Marine, Inc. (“SWM’) maintains two shipyards in California, one in Texas, and one at Pearl Harbor, Hawaii. SWM’s San Diego shipyard primarily serves the Navy’s Pacific Fleet and also performs some commercial and MSC work. SWM’s San Pedro shipyard performs small commercial projects. SWM’s Ingleside, Texas shipyard serves the Navy’s mine warfare community and recently won a third consecutive five-year phased maintenance contract. SWM’s Hawaii shipyard serves the Navy’s Pacific fleet at Pearl Harbor, HI, and recently won a five year Post Shakedown Availability contract for DDG Class ships as a subcontractor to Bath Iron Works. Finally, San Francisco Drydock, Inc. located in San Francisco, California provides services to MSC and a commercial customer base including several cruise lines.

      USMR’s shipyards perform a full scope of ship repair, overhaul, and ship modernization services. The projected repairs to restore a ship to its design parameters can be grouped into two main categories. The first category is topside repairs that are performed without lifting the ship out of the water. The second category, called drydock repairs, require that the vessel be raised out of the water in order to access underwater parts of the vessel. Topside jobs include repair or replacement of superstructure plating, restoration of internal piping systems, pump overhauls, ventilation system maintenance, overhauling engines, and preservation of decks and superstructure. Drydock repairs include inspection and repair of tanks, underwater hull valves, ship’s rudder, main propulsion shaft bearings, and sonar domes. In addition, most drydocking projects require blasting and painting of the underwater hull with marine coating systems.

      In addition to repair work, USMR also performs ship modernization to upgrade vessels with new capabilities. The key capabilities required for both repair and modernization contracts include machinery work, electrical work, steel fabrication, piping, and renewal of marine coatings. This work requires us to employ skilled tradesmen such as shipfitters, welders, sheet metal workers, machinists, pipe fitters, and electricians.

      USMR’s largest customer is the U.S. Navy which accounted for approximately 92% and 95% of sales volume in 2002 and 2003, respectively. Contracts with the U.S. Navy include work on military vessels as well as cargo vessels under the control Military Sealift Command. In addition, USMR performs ship repair services for U.S. Coast Guard, U.S. Maritime Administration (“MARAD”), U.S. Army, and numerous commercial customers.

      Contracts with the U.S. Navy are predominately for repairs, maintenance, and modifications on surface ships including aircraft carriers (CV or CNV, guided missile cruisers (CG), destroyers (DDG), frigates (FFG), amphibious assault ships (LHA or LHD), amphibious ships (LSD or LPD), minesweepers (MCM or MHC), as well as other less numerous hull classes. The Navy awards most ship repair contracts on a competitive basis using a best value award criteria which considers factors such as the contractor’s proposed price, past performance on similar work, record of quality, planning capabilities, available capacity, and projected final cost. For most Navy work, USMR’s competitors are limited to shipyards within a designated home port area in order for the Navy to limit the travel required by the vessel and its crew during repair downtime.

      Navy ship repair contracts may have either fixed-price or cost-reimbursement terms and may cover only discreet work on a single ship, or multiple tasks on multiple ships over multiple years. Increasingly, the Navy has moved towards multi-ship, multi-year contracts where the shipyard is engaged to perform almost continuous maintenance on specific ships for up to five years. Repair work includes topside and drydock maintenance, vessel modifications and upgrades, as well as non-scheduled emergency repairs. Contracting in this manner allows the Navy to benefit from use of a single supplier of ship repair services for each vessel as well as more consistent levels of quality, faster turnaround for emergency work, and reduced costs associated with learning curves and the shipyard’s familiarity with the vessel. Multi-ship, multi-year contracts have cost-reimbursement terms. During 2002 and 2003 USMR was the prime contractor on multi-ship, multi-year programs covering LPD, LSD, and DDG class vessels in San Diego, LSD class vessels in Norfolk, and MCM class vessels in Ingleside, Texas.

      In addition to Navy contracts, USMR competes for work on most other classes of government vessels including preposition and sealift ships controlled by Military Sealift Command, U.S. Coast Guard vessels, ready reserve fleet vessels, U.S. Army support vessels, and other government owned craft. The most significant contracts during 2002 and 2003 were with Military Sealift Command and included major repair and maintenance work on the vessels USNS Shasta, USNS Diehl in San Francisco and the USNS Lenthall in Norfolk.

      Non-government work includes commercial work on vessels ranging in size from harbor bound tugs and barges to cruise ships, oil tankers, and container ships. The largest commercial contracts performed by USMR during 2002 and 2003 consisted of drydocking work on cruise ships that call on U.S. ports including the Carnival “Elation’, Disney “Magic”, and Royal Caribbean “Vision of the Seas’. A number of factors have hampered commercial sales revenue during 2002 and 2003 including the value of the U.S. dollar and the previous commitments of drydock capacity to the U.S. Navy, particularly in Norfolk. Recent declines in the U.S. dollar have made USMR more competitive with foreign shipyards, particularly those in European countries.

Joint Ventures

      We have a joint venture located in Turkey. In March 2002, we sold our 51% interest in a joint venture in Saudi Arabia described below. The joint ventures are accounted for using the equity method, as we do not control them due to our partner’s veto rights over most operating decisions, but we do have the ability to exercise influence over their operating and financial policies.

      FNSS-Turkey. The FNSS Savunma Sistemleri A.S. (“FNSS”) joint venture was formed in 1987 to manufacture and sell armored combat vehicles to the Turkish Army. We own 51% of FNSS. Following completion of an initial contract for 1,698 armored combat vehicles, we received a follow-on contract for 551 additional vehicles in 2000, with deliveries beginning at the end of 2001. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries starting mid 1999 and ending in early 2001. In August 2000, FNSS signed a second major export order to supply 211 vehicles in eleven configurations to the government of Malaysia. This contract also includes co-production through a sublicensee company in Malaysia. The orders for the Turkish government and the Malaysian government provide FNSS with backlog through 2004.

      FNSS is pursuing new business opportunities with the Turkish government for additional armored combat vehicles, wheeled combat vehicles, amphibious vehicles, self-propelled howitzers and tanks, and recovery vehicles. FNSS is also pursuing additional orders with the Jordan and Malaysia which could potentially occur in the near term and orders with the UAE and Saudi Arabia, which would occur in the out years and other export opportunities within its licensed territory.

      United Defense Systems-Arabia (“UDS”). For several years, we owned 51% of United Defense Systems, Ltd., a Saudi Arabian company, in partnership with Al-Hejailan Projects Company, Ltd. (“Al-Hejailan”).

      Following the completion of various contracts involving the provision of services to the Saudi government regarding armored combat vehicles, we determined that worsening Saudi financial constraints would continue to diminish the prospects of this joint venture. Accordingly, in March 2003 we completed the sale of our interest in the venture to Al-Hejailan for $405,000. Under the terms of the sale agreement, we ceased receiving any share of the ventures earnings beginning on March 1, 2002.

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

      A recent example of this occurred in 2002, when our Defense Systems segment competed for and won a contract for the development of add-on-armor for the Stryker vehicles that another contractor is producing for the U.S. Army. The contract, which continued through 2003, included design and qualification testing, production of 59 surrogate armor kits, and manufacturing planning for production. The contract contains options for the production of up to 1,000 armor kits for the Stryker vehicles.

      In 2003 we devoted resources to developing two exciting new products that we expect to mature further in 2004. Eagle Vision™, which we developed with Sarnoff Laboratories, provides 360 degrees of electronic, panoramic viewing from inside a closed space or from a remote location. By using multiple cameras that are seamlessly blended and displayed on a head tracked helmet viewing system or other display device, Eagle Vision™is able to provide enhanced situational awareness for the entire vehicle crew. Another key feature of Eagle Vision™ is its ability to detect and track moving objects within a 360 degree area around the vehicle regardless of where the user is looking.

      WaterSentry™, which we have developed with Oak Ridge National Laboratory, offers a continuous detection capability against waterborne toxins by innovatively monitoring the natural activity of green algae and providing a capability to detect a toxin’s presence at the levels anticipated during military conflicts, terrorist attacks on civilian water supplies, or regulatory violations.

      We expended $23.7 million, $27.7 million and $29.8 million on research and development in 2001, 2002 and 2003, respectively, a substantial portion of which was included in overhead allocable to both U.S. Government and foreign government contracts.

Competition

      In the markets we serve, we face a variety of major domestic and foreign competitors. In the Defense Systems segment, competitors include Alvis-Vickers, Ltd., The Boeing Company, General Dynamics Corporation, GIAT, Krauss Maffei Wegmann, Lockheed Martin Corporation, Oto Melara, Raytheon Company, Steyr Daimler Puch, and Textron. In the Ship Repair and Maintenance segment, competitors include General Dynamics Corporation, Northrop Grumman Corporation, Metro Machine Corporation, Todd Shipyards Corporation, Earl Industries, Inc., Marine Hydraulics International, Inc., and Deytens Shipyards, Inc.

      We believe that we will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of our products and services. As the electronic and software content of our products increases, we expect to encounter increased competition from electronics and aerospace companies whose activities historically have been largely unrelated to our products and programs. Our ability to compete for new Defense Systems segment contracts depends to a large extent on the success and innovation of our research and development programs, our capability as a systems integrator, whether we can partner with military industrial facilities owned by DoD (known as depots), our ability to offer best value to our government customers, our success in obtaining subcontracts on those programs where we are not the prime contractor, and our readiness in facilities, equipment and personnel to undertake the programs for which we compete. Major factors involved in competition for the Ship Repair and Maintenance segment include the geographic proximity of the ship repair facility and the vessel, technical skills, price, and facility requirements such as dry-docks, cranes, and berthing capabilities.

      In some instances, Defense Systems programs are sole-sourced by the U.S. Government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where we are the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. Our customers, particularly the industrial facilities operated by the DoD, often compete with us for aftermarket business, such as upgrade work and various overhaul and servicing work we perform.

Major Customers

      Our sales are predominantly derived from contracts with agencies of the U.S. Government. See Note 13 to the Consolidated Financial Statements, included in Item 8.

Backlog

      As of December 31, 2003, our funded backlog was approximately $2.1 billion, of which 93% was associated with our Defense Systems segment and 7% with our Ship Repair and Maintenance segment. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. We expect to earn as revenues a substantial majority of the backlog at December 31, 2003 by the end of 2004.

Intellectual Property

      Although we own a number of patents and have filed applications for additional patents, we do not believe that our operations depend significantly upon our patents. In addition, our U.S. Government contracts generally license us to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for us to prevent the use by other companies of our patents in most domestic work. Additionally, we own certain data rights in our products under certain of our government contracts. The protection of data developed by us from use by other government contractors is from time to time a source of negotiation between us and the U.S. Government, and the extent of our data rights in any particular product generally depends upon the degree to which that product was developed by us, rather than with U.S. Government funds. We routinely enter into confidentiality and non-disclosure agreements with our employees to protect our trade secrets.

Employees

      At December 31, 2003, we had approximately 7,300 employees and approximately 600 contract workers (excluding employees of our Turkish joint venture). Approximately 2,000 of our employees at nine locations are represented by eleven unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston, Alabama); the International Association of Machinists (Louisville, Kentucky and Santa Clara, California); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis, Minnesota); the International Guards (Minneapolis); the International Brotherhood of Teamsters (Santa Clara); the United Steelworkers (York, Pennsylvania); Armament Systems Guards Firefighters (Minneapolis); the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (Norfolk, Virginia); the Pacific Coast Metal Trades District Council (San Francisco, California); the Swedish Trade Union Cooperation (Sweden); and the Federation of Salaried Employees in Industry and Services (Sweden). While we have from time to time experienced strikes by our unionized employees, we believe that our relations with such employees are generally good.

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

Environmental Matters

      Our operations are subject to federal, state and local laws and regulations relating to, among other things, emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances (“Environmental Laws”). We continually assess our compliance status and believe that our operations currently are in compliance with Environmental Laws.

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

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consists of Allowable Costs. As of December 31, 2003, we had accrued approximately $33 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts.

      One of USMR’s largest facilities is located in San Diego, California. Pursuant to a demand from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay and we are continuing to perform testing of the contaminated areas for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 to $9 million, although it is conceivable that costs could be as high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also a further $15 million escrow fund was established in our 2002 acquisition of USMR, which may be available in respect of USMR’s sediment exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure of San Diego.

      Pursuant to the terms of the 1997 acquisition of United Defense, L.P., FMC Corporation and Harsco Corporation (collectively, the “Sellers”) are required to reimburse us for 75% of certain remediation costs that are Non-Allowable Costs through the year 2007 for environmental losses we have previously identified to the Sellers. Accordingly, we have recorded a receivable for $1.2 million for which we expect to be reimbursed by the Sellers over approximately the next four years under the terms of the 1997 acquisition agreement.

      Since approximately 1941, we (and, prior to our formation, our predecessors) have operated the Fridley, Minnesota facility. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but operated by us under contract with and on behalf of the Navy. We own a portion of the facility. Since 1991, the Navy has expended more than $27 million in remediation costs, including site investigation, on the Navy property, and the Navy has indicated that it anticipates spending a further $8.9 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of the expenses, and offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any remediation related costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is substantial uncertainty regarding the terms on which the matter might ultimately be resolved (whether by settlement, legal proceedings, or otherwise).

Available Information — Corporate Governance Materials

      We make available free of charge on our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You can find these reports, together with our Code of Ethics, the charters of the committees of our Board of Directors, and other corporate governance information on our website at www.uniteddefense.com under the “Investors” heading.

Risk Factors

Our government contracts entail risks.

      We are a sole-source, prime contractor for many different military programs with the U. S. Department of Defense (“DoD”). We depend heavily on the government contracts underlying these programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations. The government’s termination of, or failure to fully fund, one or more of the contracts for our programs, would have a negative impact on our operating results and financial condition. We also serve as a subcontractor on several military programs that, in large part, involve the same risks as prime contracts.

We rely on key contracts with U.S. Government entities for a significant portion of our sales. A substantial reduction in these contracts would materially adversely affect our operating results.

      We derive revenues predominantly from contracts with agencies of, and prime contractors to, the DoD. Approximately 77% of our sales for the year ended December 31, 2003, were made directly or indirectly to agencies of the U.S. Government, excluding U.S. Foreign Military Sales contracts. Any significant disruption or deterioration in our relationship with the U.S. Government and a corresponding reduction in these contracts would significantly reduce our revenues. See, for example, “Results of Operations — Emerging Trends and Uncertainties” under Item 7, Management’s Discussion and Analysis, below.

Changes in defense procurement models may make it more difficult for us to successfully bid on projects as a prime contractor and limit sole-source opportunities available to us.

      In recent years, the trend in combat system design and development appears to be evolving towards the technological integration of various battlefield components, including combat vehicles, command and control network communications, advanced technology artillery systems and robotics. If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies who have significantly greater resources than we do. This trend could create a role for a prime contractor with broader capabilities that would be responsible for integrating various battlefield component systems and potentially eliminating or reducing the role of sole-source providers or prime contractors of component weapon systems. For example, the U.S. Army recently awarded the prime contractor role in its FCS program (discussed below) to The Boeing Company in the capacity of overall integrator for FCS, instead of awarding separate prime contracts for major FCS elements such as ground vehicles, air vehicles, and network electronics.

The ultimate results of the U.S. Army’s transformation effort are uncertain, and the scale of the effort has reduced and may further reduce funding for other U.S. Army programs in which we participate.

      See “Results of Operations — Emerging Trends and Uncertainties” under Item 7, Management’s Discussion and Analysis, below, for a discussion of the potential impact of the FCS program on our other U.S. Army programs and our overall business prospects.

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

      As a company engaged primarily in supplying defense-related equipment and services to the U.S. Government, we are subject to business risks specific to our industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend or permanently prevent us from receiving new contracts or extending existing contracts based on violations or suspected violations of procurement laws or regulations;

•	terminate our existing contracts;

•	reduce the value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control, and under certain circumstances, prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

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

Government contracts are subject to competitive bidding.

      We obtain many of our U.S. Government contracts through a competitive bidding process that subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us, such as the contract for the U.S. Army’s IAV program (now known as the Stryker program); and

•	the design complexity and rapid rate of technological advancement of defense related products.

      In addition, in order to win the award of developmental programs, we must be able to align our research and development and product offerings with the government’s changing concepts of national defense and defense systems. For example, in recent years, there has been a trend in military procurement toward increasing the use of wheeled combat vehicles, exemplified in the U.S. Army’s announced procurement of over 2,000 wheeled vehicles in November 2000 for the Stryker program, a competition in which we unsuccessfully offered tracked vehicle candidates. To the extent that future armored vehicle procurements emphasize wheeled designs, we may remain at a competitive disadvantage if we are unable to offer a competitive wheeled vehicle design. (However, we are under contract to design and develop approximately 50% of the FCS manned ground vehicles, whether the Army selects a tracked or wheeled version. Historically, our experience is that such involvement is likely to lead to corresponding production contracts, if and when the system reaches production.) Moreover, there is no assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate sales sufficient to result in profits.

Our fixed-price and cost-plus contracts may commit us to unfavorable terms.

      We provide our products and services primarily through fixed-price, cost-plus and time and materials contracts. For the year ended December 31, 2003, fixed-price contracts provided 61% of our revenues, and cost-plus contracts, including time and material contracts, provided 39%.

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

      We expect the U.S. Navy to increase the use of multi-ship, multi-year contracts for the repair and maintenance of the Atlantic Fleet, and the aggressive pursuit of these contracts is an important part of our business strategy. Our ability to win these contracts will depend on a variety of factors, including our cost structure, past performance under these types of contracts on both the East and West Coasts, and our access to additional shipyard facilities for overflow work.

The maintenance and establishment of teaming agreements is important to our business.

      In our Ship Repair and Maintenance segment, we currently engage in teaming and other agreements that involve either general arrangements with other ship repair companies to allow us access to facilities and employees, or whereby we take subcontracting responsibility for a specific aspect of a larger prime contract. We recently acquired a second dry dock at our Norfolk facility from another area shipyard. The acquisition permits the continued use of the dry dock by the other company and also provides that the U.S. Navy may require us to unwind the acquisition if the subsequent dry dock use does not achieve expected efficiencies. We believe that the ability to participate in many of the U.S. Navy’s future contracts will depend on our ability to maintain and enter into successful agreements within the industry. There is no assurance that our current arrangements would not be terminated or renewed when they expire.

      In our Defense Systems segment, we also make frequent use of teaming agreements. For example, we recently entered into a teaming agreement with Boeing and General Dynamics regarding our role on the manned ground combat vehicle portion of the FCS program. We cannot assure you that we will continue to be selected as a teaming participant, or that we will be able to identify and successfully work with other companies. Failure to maintain or enter into future teaming agreements may have a material adverse effect on our business and future prospects.

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

Our international operations and foreign joint venture subject us to risks that could materially adversely affect our results of operations and financial condition.

      We participate in an unconsolidated joint venture in Turkey and in co-production programs in several other countries. We recognized earnings from our joint venture of $19.8 million for the year ended December 31, 2003. Our export sales, which include U.S. direct foreign sales, U.S. Foreign Military Sales and our revenues from our Bofors Defence subsidiary, totaled $442.8 million for the year ended December 31, 2003 representing approximately 22% of our total revenues for that period. Our strategy includes expansion of our international operations and export sales. In connection with these international operations and sales we are subject to risks, including the following:

•	devaluations and fluctuations in currency exchange rates;

•	the ability to obtain distributions of cash which require the approval of joint venture partners;

•	changes in, or changes in interpretations of, foreign regulations that may adversely affect our ability to sell certain products or repatriate profits to the United States;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	hyperinflation or political instability in the countries in which we operate or sell;

•	imposition or increase of investment and other restrictions by foreign governments;

•	the potential imposition of trade or foreign exchange restrictions or increased tariffs;

•	U.S. arms export control regulations and policies that restrict our ability to supply foreign affiliates and customers; and

•	local political pressure to shift from majority to minority ownership positions in joint ventures, which could further reduce our ability to influence the conduct, strategy and profitability of these ventures.

•	changes in overall diplomatic and security relationships between the United States and various foreign countries such as the strains that emerged with respect to Turkey in the context of U.S. military operations in Iraq during 2003.

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

      As of December 31, 2003, we had approximately 7,300 employees and 600 contract workers. Approximately 2,000 of our employees are covered by collective bargaining agreements with various unions. (See Item 1, Description of Business, “Employees” for additional detail regarding our unionized locations.) Our union agreements typically have a term of three years and thus regularly expire and require renegotiation in the course of our business. The next scheduled expiration of such agreements will be in June 2004, regarding approximately 150 USMR workers in San Francisco, California and in September, 2004, regarding approximately 120 workers in Minneapolis, Minnesota. Although we believe that our relationships with these unions are good, there can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise.

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

      At December 31, 2003, we had approximately $577 million in outstanding term loans under our secured credit facility as well as letters of credit in the amount of approximately $115 million. Approximately $85 million remains available under the credit facility. In the future, we may borrow more money, subject to the limitations imposed on us by our senior secured credit facility.

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

      On most of our programs with the Army, we have historically participated in the role of the prime contractor, meaning that we have overall contractual responsibility for the final product or system sold to Army, and subcontract to others for various components and services which we incorporate in the final product. For example, we are or have been the prime contractor on the U.S. Army’s Bradley, Crusader, M109/ FAASV, M113, M88 Hercules, and ACE programs. By contrast, on the FCS program, including the NLOS-C system (both of which are discussed above under Item 1, Description of Business, Defense Systems Segment), we participate as a subcontractor, at least during the development phases of the program, which is scheduled to last several years. Historically, we have sought the role of prime contractor on our military programs because of both the heightened visibility and extensive customer interface which prime contractors tend to possess. The overall effect of participating in FCS as a subcontractor rather than as a prime contractor is uncertain, but it may lessen our ability to obtain adequate funding for elements of the program in which we participate, and/or to influence the technological direction, nature, scope, and ultimate production and fielding of those elements in which we participate. Any such diminution could reduce our revenues and profits from FCS participation, and/or render us subject to greater competition from other current or potential participants in the program.

Decline in the value of the securities held by our employee retirement plans would adversely affect our retiree benefit expense and funding levels.

      Our employee retirement benefit plans hold a significant amount of equity securities. Declines in the market values of these securities would increase our retiree benefit expense and, as a result, adversely affect our profitability. In addition, a continued decline in such asset values could cause our plans, which in the aggregate were adequately funded as of December 31, 2003, to become underfunded.

ITEM 2.	Properties

      The principal manufacturing and research and development activities for our Defense Systems segment are located in four main facilities: Fridley, Minnesota; York, Pennsylvania; Louisville, Kentucky; and Santa Clara, California. We currently own 326,023 square feet and have historically used the attached 1,712,240 square foot Fridley facility under a facility-use agreement with the U.S. Government. Our current such agreement expires on June 30, 2004, and we are currently in negotiations with the U.S. Government to amend and/or extend the agreement. The York facility consists of 1,006,906 square feet and is owned by United Defense. We lease our 633,609 square foot Louisville facility pursuant to a lease expiring in June 2005. The main Santa Clara facility occupies 124,940 square feet under a lease that expires in October 2011. In addition, we own or lease approximately 25 additional administrative offices, manufacturing facilities, and warehouse locations throughout the U.S. and in Sweden.

      Our Ship Repair and Maintenance segment owns or leases a total of seven ship repair facilities in the continental United States and Hawaii. The two largest facilities are full service shipyards located in Norfolk, Virginia and San Diego, California. The San Diego shipyard includes 5 repair piers with 2,800 feet of berthing space, two dry-docks, various workshops, warehouses and offices located on 23 acres. All waterfront property in San Diego is occupied under a long-term ground lease that expires in 2034. The Norfolk shipyard is located on approximately 109 acres and includes 4 piers with 3,000 feet of berthing space, a 52,000 ton floating dry-dock, a 14,000 ton floating dry-dock, and numerous workshops, warehouses, and offices. We own the Norfolk property. In addition, our Ship Repair and Maintenance segment also leases five other shipyard facilities located in California, Texas, Hawaii, and Florida.

ITEM 3.	Legal Proceedings

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that we expect to have a material adverse effect on our results of operations and financial condition.

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

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our sole class of common equity is our $0.01 par value common stock, which is traded on the New York Stock Exchange (“NYSE”) under the symbol “UDI”. Trading in our common stock commenced on the NYSE on December 14, 2001. As of February 13, 2004, there were 22 shareholders of record with approximately 18,933 beneficial shareholders of our common stock.

      The table below shows, for the quarters indicated the reported high and low trading prices of our common stock on NYSE.

	High	Low

Calendar Year 2002:
First Quarter	$28.47	$19.60
Second Quarter	29.85	19.70
Third Quarter	24.35	17.60
Fourth Quarter	24.35	18.65
Calendar Year 2003:
First Quarter	$24.75	$20.06
Second Quarter	27.12	21.00
Third Quarter	29.69	25.19
Fourth Quarter	34.15	28.33
Calendar Year 2004:
First Quarter (as of January 30, 2004)	$34.31	$28.72

      As part of the recapitalization transaction described in Item 7 below, we paid two dividends in 2001. The first dividend of $289.7 million at $7.11 per share was paid on August 13, 2001. The second dividend of $92.0 million, or $2.22 per share was paid on November 26, 2001. We did not pay any dividends in 2002 or 2003 and have not determined whether to pay dividends in the foreseeable future. In addition, our $800 million senior secured credit agreement includes provisions restricting our ability to pay dividends.

      We sold no unregistered securities during 2003.

ITEM 6.	Selected Consolidated Financial Data

      The following tables set forth our selected consolidated financial data for the periods indicated. We have derived our consolidated statements of operations and our balance sheet data for each of the five years ended December 31, 2003 from our audited consolidated financial statements. The historical results presented are not necessarily indicative of future results. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and their related notes included elsewhere in this document.

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

	Year ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Net sales	$1,213,526	$1,183,886	$1,318,538	$1,725,346	$2,052,591
Net income	2,938	18,845	8,776	134,576	140,648
Total assets	853,142	895,820	925,118	1,453,970	1,591,164
Long term debt, including current portion	349,843	269,577	430,900	590,000	576,989
Cash dividends declared per common share	—	—	$9.33	—	—
Per Share Data:
Earnings per common share — basic Net income	$0.07	$0.46	$0.21	$2.62	$2.71

Weighted average common shares outstanding	40,593,348	40,584,049	41,264,914	51,348,889	51,945,921

Earnings per common share — diluted
Net income	$0.07	$0.44	$0.20	$2.55	$2.66

Weighted average common shares outstanding	42,052,127	42,419,473	43,203,511	52,796,680	52,942,622

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

      United Defense is a leader in the design, development and production of combat vehicles, artillery systems, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense (“DoD”) and more than 40 foreign militaries, and is the leading U.S. provider of non-nuclear ship repair, modernization and conversion services to the U.S. Navy and related government agencies. For many of our key DoD programs, we are either the sole-source prime contractor and systems integrator or have been selected as the subcontractor to provide a major element or system in the overall program. We conduct global operations through our manufacturing facilities in the United States and Sweden, our ship repair facilities in key homeport locations for the U.S. Navy, a manufacturing joint venture in Turkey, and co-production programs with various other governments and foreign contractors.

      The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. in October 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. As of February 27, 2004, Carlyle had sold major portions of their original investment in our company, and presently owns approximately 8.5% of our outstanding common stock. In July 2002 we acquired USMR from Carlyle.

      We had a firm funded backlog of approximately $2.1 billion as of December 31, 2003, a substantial majority of which was derived from sole-source, prime contracts. Approximately 77% of our sales for the year ended December 31, 2003 were to the U.S. Government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

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

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, and some other matters are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. Our repair and maintenance contracts are a mix of fixed-price and cost-plus arrangements with a recent trend toward cost-plus. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD has the right to object to our costs as not allowable or as unreasonable, which can preclude recovery of these costs on both cost-plus and negotiated fixed-price contracts.

Emerging Trends and Uncertainties

      Fundamentally, our business results are governed by the degree to which pertinent defense programs are funded by the U.S. government (and, for export and foreign sales, by foreign governments); the priorities and acquisition strategies chosen by the Department of Defense and its foreign counterparts; and our success in obtaining contracts and performing them to the satisfaction of our customers. Additionally, as described below, other factors distinctive to United Defense and its financial structure and situation also tend to influence our financial performance.

      The current geopolitical climate and its interpretation by the U.S. Government has affected, and will likely to continue to affect, our overall business performance in sometimes conflicting ways. In general, the concern for U.S. military security was dramatically increased by the September 11, 2001 attack, and the consequent heightened attention was focused in particular ways by the ensuing U.S. military operations in Afghanistan and Iraq. The primary initial impact of these events was to generate a significant political consensus for increased defense spending, which in turn raised the DoD budget in all three areas of principal interest to us: procurement, research and development (R&D), and operations and maintenance (O&M). We tend to benefit from increased procurement appropriations because they provide the principal source of funding for production of our established systems such as the Bradley, naval guns, and naval missile launchers. R&D spending by contrast tends to support the development of new weapon systems in which we frequently have a lead role, such as vehicles for the Army’s FCS program, new artillery systems (such as the Crusader, prior to its cancellation, and subsequently its NLOS-C replacement), and new naval weapons such as the AGS. O&M spending frequently translates into increased revenues for us in such areas as replacement track shoes for land combat vehicles, and more frequent ship repair and maintenance work. (References below to “FY05” and the like refer to the U.S. Government’s October 1 – September 30 fiscal years, which are the periods for which federal funds are appropriated and spent.)

      However, the nation’s recent military challenges have brought with them a potentially far-reaching reexamination of the structure, organization, and equipment appropriate to future warfighting, particularly as it affects the U.S. Army, which for decades was our largest single customer. Additionally, the greatly expanded scale of DoD operations in the Middle East has tended to elevate the importance of funding current operations, which with their in-the-field urgency tend to enjoy a priority over longer-term DoD objectives in procurement and R&D. Thus the general political receptiveness to higher defense spending does not necessarily translate into uniformly improved financial performance for us, particularly given that the production of existing systems has historically produced our highest profit margins.

      In 2002 and 2003, the aggregate effect of the foregoing factors was to significantly improve the results of our Ship Repair and Maintenance segment, missile canister business, and replacement track business for combat vehicles. At the same time, as discussed in greater detail below, DoD’s strategic reexamination of the U.S. military force structure, conducted under the general heading of “transformation”, tended to reduce procurement spending on what have been our mainstay combat vehicle programs while increasing R&D spending on the proposed next generation of combat weapons, particularly the FCS program and the Navy’s new surface ship programs, the DD(X) and Littoral Combat Ship. We expect these influences to continue in 2004 and beyond.

      In terms of the overall U.S. Government budget, we are uncertain as to how the larger national competing priorities will impact our overall business environment. DoD competes for federal funding with all of the Government’s nondefense agencies, and DoD’s overall budgetary allocation could accordingly be capped or driven downward in FY05 and beyond by such factors as the rising federal deficit, a perception that the U.S. has been victorious in Iraq and may now safely revert to a pattern of peacetime spending priorities, and the competing claims of such nondefense areas as health care and education. Conversely, defense spending would likely be pushed up by new terrorist attacks, increased geopolitical tensions regarding North Korea or Taiwan, or new difficulties in the Middle East. We claim no special insight as to how such competing priorities will ultimately be resolved, but we do believe that with nearly 100% of our revenues and profits deriving from defense programs, our aggregate results and financial condition will continue to be significantly affected by the overall allocation of government spending toward or away from defense.

Land Combat Vehicles

      Historically, the largest portion of our revenues and profits derived from the development and production of land combat vehicles. In 2003, our revenues from such programs totaled $835.0 million, or 41% of our total revenue. Of such totals, approximately 73% came from U.S. Army programs. Since 1998 the Army has been developing and implementing a long-term transformational plan. While the pace and specific elements of the Army’s plan have been the subject of ongoing adjustments, which we believe are likely to continue, the overall approach has involved three principal areas of focus: (1) maintenance of the so-called Current Force, consisting largely of tracked, armored combat vehicles such as the Bradley, the Hercules recovery vehicle, and the Paladin artillery systems produced and upgraded by our company; (2) rapid fielding of a lighter-weight, wheeled family of combat vehicles (the Stryker, formerly known as the Interim Armored Vehicle, or IAV), as an interim step toward the more rapidly deployable future force; and (3) development of a long-term future fighting force of digitally linked air and land reconnaissance and combat elements known as the FCS program. We do not participate significantly in the Stryker program, but we have major positions in both the Current Force and FCS.

      Because FCS is conceptually ambitious, requires significant technological advances, and is envisioned ultimately to encompass major portions of the Army’s major combat equipment, the Army has proposed long-term FCS expenditures on a record scale. The Administration proposes to spend $14.6 billion on FCS from FY05 through FY09, including $3.2 billion in FY05 alone, or approximately 29.6% of total Research and Development spending during those years. The Army selected United Defense for a principal role in the development of FCS manned ground vehicles (“FCS-MGVs”), and we accordingly entered into implementing agreements with General Dynamics Land Systems, the Army’s designated co-developer for FCS-MGVs, and The Boeing Company, which the Army selected in 2002 as the lead system integrator for the FCS program as a whole. In December 2003 we received our largest development contract ever, in the form of a $2 billion subcontract award from Boeing for system design and development work on FCS-MGVs. Our work, which is to be performed over the period 2003 – 2011, will consist primarily of the development of (1) certain major common elements to be used on all FCS-MGVs, consisting of crew stations, propulsion, armor, active protection, signature management, defensive armament, and software architecture; and (2) five of the eight types of FCS-MGVs, consisting of the NLOS-M, ICV, MV, MRV, and the NLOS-C artillery vehicle.

      The Army has established CY2010 as its intended commencement date for fielding FCS combat units, which would imply that volume production of FCS-MGVs may not begin until 2009. In the FY03 and FY04 legislative cycles, Congress imposed a requirement that the NLOS-C be fielded by 2008, which would require commensurately earlier production. Discussions regarding overall FCS program management, budgetary control, and schedule are ongoing between Congress and the Army, the outcome of which is yet unknown. The Army has also indicated that, particularly in view of the intense pace of combat operations in Iraq and the need to maintain the Current Force until perhaps 2025, the Current Force vehicles will require further rebuild and modernization efforts. In FY04, Congress appropriated $211 million for continued Bradley modernization, which will provide us with production work into 2006. Given the various factors described above, we cannot yet foresee with precision what mix of combat vehicle business may be under contract beyond 2005, and of course export orders which we are also pursuing may have a significant bearing on this aspect of our business, but we recognize the potential risk of a production gap in our combat vehicle facilities if our Current Force work should wind down or terminate before FCS production work were to commence. A prolonged suspension of production could reduce our workforce and employee skill base and necessitate the contraction of our manufacturing facilities.

Naval Weapon Systems

      For several decades, the mainstays of our naval weapon systems business have been the development and production of guns and missile launching systems for surface warships. Our principal product lines for at least the last ten years have been the U.S. Navy’s 5-inch, Mk 45 gun system and the Mk 41 Vertical Launch System (“VLS”), either or both of which have been installed on virtually all of the cruisers and destroyers built by the Navy during that period. We have also sold Mk 45 and VLS products to certain foreign navies, and our naval sales have also included VLS canisters (used for each missile launch from the VLS), submarine propulsors, and rebuild and overhaul work on other weapon systems for surface ships. We participate in the Mk 45 program as a prime contractor, and in the VLS program as a subcontractor to Lockheed Martin Company. In 2003 our naval weapon system sales (which include R&D, production, and rebuild work) totaled $355.3 million, or 17.3% of our total revenue.

      As with the other military services, the Navy is engaged in substantial planning and development efforts for its future force. One of the Navy’s largest ship development programs is known as DD(X), which is envisioned as the construction of at least 24 new surface warships to replace many of the Navy’s existing destroyers. We participate in the DD(X) program as the provider of the two major weapon systems for the vessels: the AGS gun, and the next generation VLS, known as the Mk 57. The Navy awarded the DD(X) design contract to Northrop Grumman Corporation (“NGC”), and we (1) are NGC’s subcontractor responsible for the design and development of the AGS and (2) act as a subcontractor for the Mk 57 to Raytheon Company, who is in turn the system subcontractor to NGC. The scale and complexity of the DD(X) program, combined with ongoing political oversight from the Administration and Congress, result in uncertainty regarding the ultimate development schedule, production scale, and spending level for DD(X). However, current Navy budgetary estimates allow approximately $170 million for the systems we would provide on the lead ship, a figure which would presumably decline on a per-ship basis if DD(X) reaches regular production, but which would nonetheless provide at least twice the per-ship revenue we receive on current Navy destroyers. Our existing AGS and Mk 57 subcontracts would provide approximately $470 million in revenue for development work to be completed by 2009.

      We expect to continue to build Mk 45 guns and Mk 41 VLS subsystems for the Navy’s currently produced DDG51 class of destroyers, six more of which are projected for completion by 2010. We also expect to continue to build VLS canisters, submarine propulsors, and other current naval systems for approximately the next 20 years, if not longer. Also, the Navy has expressed significant interest in using our Bofors 57mm gun on the LCS, a class of smaller surface ships which may involve the construction of 56 or more vessels, and the U.S. Coast Guard has selected the 57 mm gun for its new class of 8 National Security Cutters in its new Deepwater program. All such programs, together with the substantial emerging development work on the

AGS and the Mk 57 VLS, indicate that our naval weapon system business will continue to increase, both in terms of absolute revenue and profit volume, and as a proportion of our Defense Systems segment.

Ship Repair and Maintenance

      In recent years, an important element of the success of our Ship Repair and Maintenance segment has been our practice of locating its principal facilities at the same locations where the U.S. Navy home-ports major portions of its fleet. This proximity accommodates the Navy’s preference to have ship repair work performed at locations where most or all of the ship’s crew reside. Additionally, we have benefited both from the Navy’s practice of extending the service lives of major vessels, which tend to require more extensive work as they age, and from the intensified pace of naval operations for the U.S. military campaigns in Afghanistan and Iraq. To the extent that the Navy’s operations decline in the wake of the regime changes in those countries, our ship repair business may decline.

      In the overall allocation of DoD budgetary resources referred to earlier, the Navy must in turn determine how to apportion its funding between building new vessels and upgrading and repairing older ones. The Navy has decided to retire some of its older ships ahead of schedule in order to free up funds for new construction, and the tradeoff between these competing priorities is generally subject to attentive political oversight. While we are unable to predict the ultimate apportionment of funding between new and existing ships, we are aware that a pronounced shift to new construction could result in the further retirement of older naval vessels and a corresponding decline in overall repair requirements. We do not expect such developments to significantly affect the results of our Ship Repair and Maintenance segment during 2004, but their possible impact in 2005 and beyond is unclear.

Turkish Joint Venture

      As we do not consolidate the results of our Turkish joint venture entity, FNSS, its contribution to our financial results are primarily through payments of royalties and dividends. Since FNSS commenced production in the early 1990’s, with the exception of two or three years it has been major a contributor to our profits, and expected to be so again in 2004. However, FNSS has always been heavily dependent on armored combat vehicle production work for the Turkish armed forces, and its current contract, which commenced in 2001 and involves the production of 551 vehicles, is scheduled to be completed by the end of 2004, as is another FNSS contract involving the production of 211 armored combat vehicles for the government of Malaysia. FNSS is currently pursuing further production contracts for Turkey, Malaysia, and elsewhere, without which its operations might be substantially curtailed in 2005 or 2006. Just as in the United States, the award of military contracts in these countries is substantially dependent on the larger political process by which national budgets are allocated between civilian and military agencies, and within the military sphere among various competing program priorities. Additionally, even if one or more of these countries allocates budgetary funds for combat vehicle programs, FNSS may face competition from other combat vehicle suppliers. Accordingly, we are currently unable to access the outcome of FNSS’ ongoing business development efforts. Given the historical contribution of FNSS to our financial results, however, we expect our results to continue to be affected by its ongoing business fortunes.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In particular, estimates are used for contract costs and revenues in the earnings recognition process, accruals related to environmental and other liabilities, and pension and other retirement costs. Actual results could differ from those estimates.

      Revenue and Cost Recognition. We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley and M113 production contracts, sales are not recognized until the vehicles are fielded to individual U.S. Army units because it is at that point that the risks and rewards of ownership are transferred. Fielding a vehicle refers to the final deprocessing activity such as checking for proper running condition, installing on board equipment, and getting the certified customer acceptance at their site of operation. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods.

      For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. We tend to deliver products to our foreign customers in lots, which also results in an inventory build-up pending delivery.

      Under fixed-price ship repair and maintenance contracts, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared with estimated total direct labor inputs and total costs. Sales under cost-plus contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

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

      Investments in Affiliated Companies. Our investment in our 51% owned foreign joint venture in Turkey, FNSS, is accounted for by using the equity method because we do not control the joint venture due to our partner’s veto rights over major operating decisions. This same accounting treatment was used for our joint venture in Saudi Arabia, UDS, prior to the sale of our interest in the company.

      Accrued Environmental Liabilities. We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to, along with other factors, difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, and agreements between potentially responsible parties to share in the cost of remediation. Given the level of judgment and estimation which has to occur as described above, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

      Pension and Other Retirement Costs. Most employees are covered by defined benefit pension plans, and we provide health care and life insurance benefits to eligible retirees. Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for qualified defined benefit plans (pension plans) because those calculations are sensitive to changes in several key economic assumptions and workforce demographics.

      We use actuarial valuations to compute the income or expense for the plans. These valuations include many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-

end assumptions used to estimate pension income or expense for the following fiscal year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

      We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

Results of Operations

      The following table summarizes key income statement financial results:

	Year ended December 31,

	2001	2002	2003

	(in thousands)
Revenue:
Defense Systems	$1,318,538	$1,469,961	$1,507,253
Ship Repair and Maintenance	—	255,385	545,338

Total Revenue	1,318,538	1,725,346	2,052,591
Cost of sales:
Defense Systems	1,059,687	1,172,450	1,161,598
Ship Repair and Maintenance	—	216,166	478,108

Total cost of sales	1,059,687	1,388,616	1,639,706
Gross Profit:
Defense Systems	258,851	297,511	345,655
Ship Repair and Maintenance	—	39,219	67,230

Total gross profit	258,851	336,730	412,885
Gross profit % of sales:
Defense Systems	19.6%	20.2%	22.9%
Ship Repair and Maintenance	—	15.4%	12.3%

Total gross profit % of sales	19.6%	19.5%	20.1%
Selling, general and administrative expenses:
Defense Systems	$179,714	$122,088	$125,448
Ship Repair and Maintenance	—	20,718	38,017

Total selling, general and administrative expenses	179,714	142,806	163,465
Research and development	23,666	27,673	29,810

Income from operations	55,471	166,251	219,610
Earnings related to investments in foreign affiliates	10,156	13,874	19,758
Interest income	5,781	4,218	3,911
Interest expense	(56,732)	(34,608)	(28,030)

Net interest expense	(50,951)	(30,390)	(24,119)

Income before income taxes	14,676	149,735	215,249

Provision for income taxes	5,900	15,159	74,601

Net income	8,776	134,576	140,648

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenue. Revenue for 2003 was $2,052.6 million, an increase of $327.2 million or 19% from $1,725.3 million for 2002. This increase is attributable primarily to the inclusion of revenues from USMR for a full twelve months versus only six months in 2002 as the acquisition of USMR was completed on July 2, 2002. Ship Repair and Maintenance 2003 sales of $545.3 million compare with $255.4 million in 2002. In 2003

USMR sales were higher than annualized 2002 levels due to primarily to approximately $50 million in new work from a U.S. Navy contract in Mayport, Florida for the overhaul of machinery spaces on the carrier USS John F. Kennedy. We anticipate a sustained high level of maintenance and repair through the first half of 2004 and a more normal level of activity for the balance of the year. Defense Systems segment 2003 sales of $1,507.3 million were 2.5% or $37.3 million higher than the $1,470.0 million in 2002 with higher AAV deliveries to Italy and Korea, a step up in activity for the Advanced Gun System, and higher Bofors sales more than offsetting lower Bradley and M88 tank recovery vehicle sales. Bradley sales were impacted by the Army’s inability to adhere to the contractual fielding schedule because of war related priorities.

      Gross Profit. Gross profit increased $76.2 million, or 22.6%, to $412.9 million for the year 2003 as a result of increased sales, higher award fees and contract adjustments associated with productivity improvements. Gross profit as a percent of sales was 20.1%, up 0.6% percentage point from 2002 despite having a full year of lower margin ship repair business. The Defense Systems segment’s gross profit as a percent of sales was 22.9% for 2003 compared with 20.2% for the year 2002. Major factors in the higher profit margin for the Defense Systems segment were the receipt of an $8.2 million award fee for the Crusader program for work that had essentially been performed in previous years, and contract adjustments for various production programs due to efficiencies realized through productivity improvements. The Ship Repair and Maintenance segment’s gross profit rate for 2003 was 12.3% compared with 15.4% in 2002. This segment’s lower margin in 2003 is a result of a change in mix of business and the timing of award fees.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 were $163.5 million, a $20.7 million increase from $142.8 million for 2002. The increase was due almost entirely to the inclusion of a full year of USMR versus just six months in 2002.

      Research and Development. Research and development costs were $29.8 million for 2003, an increase of $2.1 million from the prior year due to higher spending associated with a risk mitigation project.

      Earnings from Foreign Affiliates. Earnings from foreign affiliates for 2003 were $19.8 million, a $5.9 million increase from the prior year. This increase was due to increased earnings from the joint venture in Turkey reflecting an increase in deliveries which more than offset the fact that from March 2002 onward, we no longer received a share of earnings from our former joint venture in Saudi Arabia.

      Net Interest Expense. Net interest expense for 2003 was $24.1 million, a $6.3 million decrease from the prior year. This decrease was the result of lower average outstanding balances and lower amortization of financing costs in 2003.

      Provision for Income Taxes. The provision for income taxes for 2003 was $74.6 million, an increase of $59.4 million from the prior year. The increase was due to higher taxable income and the reversal of the valuation allowance against deferred tax assets which substantially offset income tax expense in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      During 2001 we had only one reportable segment.

      Revenue. Revenue for 2002 was $1,725.3 million, an increase of $406.8 million or 30.9% from $1,318.5 million for 2001. This increase was attributable to the inclusion of $255.4 million of USMR results in our Ship Repair and Maintenance segment in 2002 which did not exist in 2001, and $151.4 million in higher Defense Systems segment sales in 2002 including a $60.2 million increase in Bradley vehicles and a $52.8 million increase in M88 tank recovery vehicles.

      Gross Profit. Gross profit increased $77.9 million, or 30%, to $336.7 million for the year 2002 as a result of increased sales. The Defense Systems segment’s gross profit was 20.2% for 2002 compared with 19.6% for the year 2001. The Ship Repair and Maintenance segment gross profit rate for the year 2002 was 15.4%.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2002 were $142.8 million, a $36.9 million, or 20.5% decrease from $179.7 million for 2001. The decrease was due to lower amortization costs of intangibles and no amortization of goodwill due to the non-amortization provision of FAS 142, and the absence of significant non-recurring charges resulting from the initial public offering and recapitalization that were incurred in 2001. These decreases were partially offset by the inclusion of $20.7 million of USMR selling, general and administration costs for the last six months of 2002.

      Research and Development. Research and development costs were $27.7 million for 2002, an increase of $4.0 million, or 16.9%, from the prior year. This increase resulted from significant spending to develop and build a wheeled vehicle prototype which could be a model for the wheeled vehicle platform for the Future Combat Systems program.

      Earnings from Foreign Affiliates. Earnings from foreign affiliates in the Defense Systems segment for 2002 were $13.9 million, net of amounts paid to our Turkish partner, a $3.7 million increase from the prior year. This increase was primarily due to increased earnings from the joint venture in Turkey as production continues to ramp up to meet contract schedules, which more than offset the fact that we stopped recording our share of earnings from our joint venture in Saudi Arabia in March 2002 pursuant to an agreement to divest the Saudi venture.

      Net Interest Expense. Net interest expense for 2002 was $30.4 million, a $20.6 million decrease from the prior year.

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

      Our liquidity requirements depend on a number of factors, including the timing of production under U.S. Government and foreign sales contracts. Payments on these contracts are typically received based on performance milestones or when a specified percentage of contract expenses are incurred. These advance payments help reduce the need to finance working capital. However, working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. For example, under the recent production contract related to the Bradley program, the final payment increment, which is about 10% of the total price for each vehicle is not received until the U.S. Army fields the vehicle, which may be significantly later than the time at which we finish vehicle production.

      Cash provided by operating activities for 2003 was $223.8 million, an increase of $44.5 million, or 24.8% from the prior period. The primary reasons for this increase were higher net income, tax payments less than the tax provision as we continued to enjoy a net operating loss of $98.7 million in 2003, and receipt of higher earnings distributions, net of taxes, from our joint venture in Turkey.

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

      Cash used in investing activities was $43.6 million in 2003 compared with $333.9 in the prior year period. Capital expenditures of $43.6 million in 2003 were $20.8 million higher than in 2002 due primarily to the purchase and installation of a drydock in Norfolk, Va. Expenditures for manufacturing, ship repair, and computer equipment and software primarily represent the balance of capital spending and include a full year of USMR normal capital expenditures versus six months in 2002. Cash used for investing activities in 2002 included the acquisition of USMR for $306.9 million (net of $7.3 million cash acquired) and Cell ITS AB for $4.1 million.

      Cash used in investing activities was $333.9 million in 2002, compared with $22.4 million of cash used in investing activities in 2001. The increase in cash used in 2002 was mainly due to the purchase of USMR and Cell ITS for $306.9 million and $4.1 million, respectively. Generally our capital expenditures are for replacement of manufacturing and computer equipment and software.

      On February 5, 2004, we completed the acquisition of Kaiser Compositek, Inc. and on March 1, 2004 we completed the acquisition of Honolulu Shipyard, Inc. and Cercom, Inc. An aggregate of approximately $46 million of our cash is expected to be spent during the first quarter of 2004 for such acquisitions.

      With regard to financing activities, on July 2, 2002, we amended our credit facility to borrow an additional $300 million for the purchase of USMR and subsequently repaid $145.6 million. In 2001, cash provided was primarily the result of the August 2001 refinancing of indebtedness of $635.3 million and of proceeds from the sale of common stock of $180.6 million. These funds were used to make repayments of debt of $474.0 million, dividend distributions of $381.7 million, and to pay for refinancing costs and common stock issuance costs totaling $50.3 million, resulting in a net use of cash of $88.9 million in 2001.

      On August 31, 2001, we refinanced all of our existing indebtedness. In connection with the refinancing, we entered into a new senior secured credit facility, consisting of $600 million in term loans and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of USMR. Borrowings under the senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2003, the interest rate on the $88.8 million Term A borrowings and on the $488.2 million Term B borrowings was 3.10%. Loans made pursuant to the Term A and Term B loan facilities require equal quarterly amortization payments. The payment schedule as of December 31, 2003 is as follows (in thousands):

	Payments Due by Period

		Less than
Long-Term Debt	Total	1 year	1 - 3 years	4 - 5 years

Term A	$88,774	$25,365	$63,409	$—
Term B	488,215	26,678	165,406	296,131

Total	$576,989	$52,043	$228,815	$296,131

      Based on the current level of operations and anticipated growth, we believe that cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and required payments of principal and interest on debt through at least December 31, 2004. The growth and acquisition strategy, however, may require substantial additional capital.

Other Factors

      From 1997 through 2002, we had sufficient income tax losses to offset nearly all federal and state income taxes which would otherwise have applied to our operations. However, our carry-forward of such losses was exhausted in 2002, with the result that our income tax provision increased from $5.9 million in 2001 to $15.2 million in 2002 to $74.6 million in 2003. Barring unforeseen developments, for 2004 and beyond we expect to pay income taxes at essentially the full corporate rate, net of credits, of approximately 37.5%, and to such extent our net income would be reduced in comparison to years prior to 2003 .

      As of December 31, 2003 we held cash and equivalents totaling approximately $287 million. Given that growth through further defense sector acquisitions has been an important element of our overall business strategy, we have been accumulating cash partly for such use. Given our recently completed acquisition transactions involving Kaiser Compositek, Inc., Honolulu Shipyard, Inc. and Cercom, Inc., an aggregate of approximately $46 million of our cash is expected to be spent for such purposes during the first quarter of 2004. If we do not use significant portions of the remaining cash balance for further acquisitions, such funds may instead be used for such purposes of debt prepayment and/or the repurchase of common stock. Depending on the nature and extent of our choices in such respects, our financial performance and/or the returns received by our stockholders may differ from those in prior years. Given the current dynamic conditions in our industry and the range of significant variables which we would expect to bear on such choices, we cannot yet ascertain the impact of such matters in 2004 or beyond.

      Effective December 31, 2003, we lowered the discount rate we use for actuarially determining pension and other retirement benefit costs from 7.0% to 6.5%. Consequently, the estimated expense for retirement benefits is expected to increase by about $3.6 million in 2004 from the $8.8 million that was incurred in 2003.

The actual number could differ from this estimate dependent on staffing levels, asset performance and other factors.

Contractual Obligations

      The following table summarizes our future payments due, aggregated by type of contractual obligation, at December 31, 2003:

	Payments due by period

					2009 and
	Total	2004	2005-2006	2007-2008	thereafter

	(in millions)
Long Term Debt	$577.0	$52.1	$104.1	$322.1	$98.7
Capital Lease Obligations	—	—	—	—	—
Operating Leases	87.9	17.2	19.9	15.3	35.5
Purchase Obligations (a)	—	—	—	—	—

Total	$664.9	$69.3	$124.0	$337.4	$134.2

(a)	Although we have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments due are substantially reimbursed by the customer through overhead rates, progress payments, milestone payments, and cost reimbursable contract terms at substantially the same time as payment is made. Accordingly, these obligations are not included in the table above.

Commercial Commitments

      Commercial commitments are funding commitments that could potentially require us to perform in the event of demands by third parties or if other contingent events occur. We have a committed credit facility in place providing, in part, for a $200.0 million revolving line of credit; further providing for loans and letters of credit. As of December 31, 2003, $85.5 million was available under this revolving line of credit and we had standby letters of credit of $114.5 million.

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

     Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2003 the weighted average interest rate on the $88.8 million Term A borrowings and on the $488.2 million Term B borrowings was 3.10%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million beginning on March 31, 2004, with a final payment due on August 13, 2007. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million beginning on March 31, 2004 until June 30, 2007, and $49.4 million each quarter thereafter with a final payment due on August 13, 2009. The weighted average interest rate on all of our borrowings outstanding under the senior secured credit facility as of December 31, 2003 was 3.10% per annum.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The specified contract amount of this interest rate swap agreement is $173 million. The agreement entitles us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. USMR had also entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings. The specified amount of the agreement is $20 million which matured on January 29, 2004. The agreement entitled us to pay a base interest rate of 3.77% in return for the right to receive a floating interest rate that was based on three month LIBOR as of each quarterly measurement date. The net cash amounts paid or received on these agreements are accrued and recognized as an adjustment to interest expense.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

      The following consolidated financial statements of United Defense Industries, Inc. are provided in response to the requirements of Item 8:

UNITED DEFENSE INDUSTRIES, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

United Defense Industries, Inc.

      We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 2001 financial statements of the Company’s Turkish and Saudi Arabian Joint Ventures (entities in which the Company has 51% interests) and, as to the Saudi Arabian Joint Venture, whose stand-alone financial statements are presented in accordance with accounting principles generally accepted in Saudi Arabia, have been audited by other auditors who have ceased operations and whose reports dated January 24, 2002 and February 17, 2002, respectively, have been furnished to us; insofar as our opinion on the 2001 consolidated financial statements relates to data included for the Turkish and Saudi Arabian Joint Ventures used by the Company’s management for equity accounting purposes (before conversion to accounting principles generally accepted in the United States as to the Saudi Arabian Joint Venture), it is based solely on their reports.

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

      In our opinion, based on our audits and, for 2001 the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

McLean, Virginia

February 13, 2004

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

/s/ A.A. AKTIF ANALIZ
SERBEST MUHASEBECILIK MALI MUSAVIRLIK ANONIM SIRKETI
Member of Andersen Worldwide

Ankara, Turkey

January 24, 2002

Legend for Audit Opinion

      This is a copy of the audit report previously issued by SERBEST MUHASEBECILIK MALI MUSAVIRLIK ANONIM SIRKETI (Member of Andersen Worldwide) in connection with United Defense Industries, Inc.’s filing of its Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by SERBEST MUHASEBECILIK MALI MUSAVIRLIK ANONIM SIRKETI (Member of Andersen Worldwide) in connection with this Annual Report on Form 10-K. See Exhibit 23.2 for further discussion.

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

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106,802	$286,730
Trade receivables, net	192,166	168,625
Long-term contract inventories	399,189	389,394
Deferred tax asset	25,436	—
Other current assets	15,458	20,127

Total current assets	739,051	864,876
Property, plant and equipment, net	170,378	181,283
Goodwill, net	341,962	342,843
Intangible assets, net	32,624	14,222
Prepaid pension and postretirement benefit cost	120,987	128,997
Restricted cash	10,120	12,244
Other assets	38,848	46,699

Total assets	$1,453,970	$1,591,164

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$13,011	$52,043
Accounts payable, trade and other	121,801	124,502
Advanced payments	491,217	462,304
Deferred tax liability	—	16,280
Accrued and other liabilities	140,914	133,963

Total current liabilities	766,943	789,092
Long-term liabilities:
Long-term debt, net of current portion	576,989	524,946
Accrued pension and postretirement benefit cost	51,964	51,538
Deferred tax liability	15,124	17,695
Other liabilities	72,655	80,812

Total liabilities	1,483,675	1,464,083
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock $.01 par value, 150,000,000 shares authorized; 51,695,114 and 52,220,189 issued and outstanding at December 31, 2002 and December 31, 2003, respectively	517	522
Additional paid-in-capital	177,740	183,337
Deferred compensation	(547)	(197)
Retained deficit	(194,952)	(54,304)
Accumulated other comprehensive loss	(12,463)	(2,277)

Total stockholders’ (deficit) equity	(29,705)	127,081

Total liabilities and stockholders’ equity (deficit)	$1,453,970	$1,591,164

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31

	2001	2002	2003

	(In thousands)
Revenue:
Sales	$1,318,538	$1,725,346	$2,052,591
Costs and expenses:
Cost of sales	1,059,687	1,388,616	1,639,706
Selling, general and administrative expenses	179,714	142,806	163,465
Research and development	23,666	27,673	29,810

Total expenses	1,263,067	1,559,095	1,832,981

Income from operations	55,471	166,251	219,610
Other income (expense):
Earnings (loss) related to investments in foreign affiliates	10,156	13,874	19,758
Interest income	5,781	4,218	3,911
Interest expense	(56,732)	(34,608)	(28,030)

Total other expense	(40,795)	(16,516)	(4,361)

Income before income taxes	14,676	149,735	215,249

Provision for income taxes	5,900	15,159	74,601

Net income	$8,776	$134,576	$140,648

Earnings per common share—basic:
Net income	$0.21	$2.62	$2.71

Earnings per common share—diluted:
Net income	$0.20	$2.55	$2.66

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

	(In thousands)
Balance, December 31, 2001	$509	$167,457	$(648)	$(329,528)	$(4,156)	$(166,366)
Amortization of deferred stock compensation	—	—	101	—	—	101
Exercise of stock options	8	3,515	—	—	—	3,523
Tax benefit from stock options		6,768				6,768
Net foreign currency translation	—	—	—	—	4,400	4,400
Cumulative effect of change in accounting principle — foreign currency hedges		—	—			—
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	(2,165)	(2,165)
Minimum pension liability, net of tax	—	—	—	—	(10,542)	(10,542)
Net income for the year ended December 31, 2002	—	—	—	134,576	—	134,576

Total comprehensive income						126,269

Balance, December 31, 2002	$517	$177,740	$(547)	$(194,952)	$(12,463)	$(29,705)
Amortization of deferred stock compensation	—	—	350	—	—	350
Exercise of stock options	5	2,847	—	—	—	2,852
Tax benefit from stock options		2,750				2,750
Net foreign currency translation	—	—	—	—	2,371	2,371
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	478	478
Minimum pension liability, net of tax					7,337	7,337
Net income for the twelve months ended December 31, 2003	—	—	—	140,648	—	140,648

Total comprehensive income						150,834

Balance, December 31, 2003	$522	$183,337	$(197)	$(54,304)	$(2,277)	$127,081

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2001	2002	2003

	(In thousands)
Operating activities
Net income	$8,776	$134,576	$140,648
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,663	25,346	27,853
Amortization of software	6,112	5,375	4,852
Amortization of other intangibles	40,483	10,533	15,297
Amortization of financing costs	3,938	3,414	3,283
Net loss from early extinguishment of debt	28,246	2,833	—
Deferred tax provision	—	(1,239)	43,317
Changes in assets and liabilities:
Trade receivables	31,318	(53,164)	28,253
Inventories	(119,606)	(4,711)	13,106
Other assets	(4,927)	(3,716)	(13,531)
Prepaid pension and postretirement benefit cost	(4,728)	6,841	(8,010)
Accounts payable, trade and other	2,156	20,335	(2,241)
Advanced payments	52,377	58,867	(35,431)
Accrued and other liabilities	29,541	(10,469)	9,486
Accrued pension and postretirement benefit cost	(6,028)	(15,522)	(3,116)

Cash provided by operating activities	90,321	179,299	223,766

Investing activities
Capital expenditures	(22,375)	(22,772)	(43,610)
Purchase of Cell ITS, net of $0.2 million cash acquired	—	(4,135)	—
Purchase of USMR, net of $7.3 million cash acquired		(306,949)	—

Cash used in investing activities	(22,375)	(333,856)	(43,610)

Financing activities
Payments on long-term debt	(473,972)	(140,900)	(13,011)
Proceeds from senior secured facility	635,295	300,000	—
Payment of premium on retirement of subordinated debt	(18,074)	—	—
Proceeds from sale of common stock	180,603	3,523	2,852
Issuance costs for sale of common stock	(13,156)	—	—
Payment of stockholders’ loans	1,236	—	—
Dividend payments	(381,732)	—	—
Payments for financing and transaction costs	(19,058)	(5,470)	—

Cash used in financing activities	(88,858)	157,153	(10,159)

Effect of exchange rate changes on cash	(1,910)	13,671	9,931

Increase in cash and cash equivalents	(22,822)	16,267	179,928
Cash and cash equivalents, beginning of year	113,357	90,535	106,802

Cash and cash equivalents, end of year	$90,535	$106,802	$286,730

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

      Our headquarters office is located in Arlington, Virginia. Our operations are primarily situated in the United States, with the exception of our Bofors subsidiary in Sweden and our joint venture in Turkey.

      The financial statements include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. Such amounts include the reclassification of extraordinary items in accordance with FAS 145. We reclassified $28.2 million and $1.7 million of extraordinary items and the related tax effects to interest expense for the years ended December 31, 2001 and 2002, respectively.

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

Cash and Cash Equivalents

      Cash and cash equivalents consist of investments with initial maturities of three months or less. The Company invests a majority of its available cash in money market securities with primarily one high credit quality financial institution.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is provided principally on the sum-of-the-years digits, straight-line and double-declining balance methods over estimated useful lives of the assets (computer equipment and software — three to five years; land improvements -twenty years; buildings — twenty to thirty-five years; dry docks and piers -fifteen to thirty years; and machinery and equipment —two to twelve years).

      Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase productivity are capitalized and depreciated.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested for impairment on an annual basis and more frequently if indicators of impairment exist. In assessing impairment of goodwill, we compare the estimated fair value of each reporting unit to the carrying value of that reporting unit as of October 1 our annual testing date. If the carrying value is greater than the fair value of the reporting unit, an impairment charge is recorded in accordance with FAS 142. We have completed the required annual impairment test of goodwill as of October 1, 2003 and determined that there is no impairment of goodwill. Intangible assets are amortized on the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If indicators of impairment exist for intangible assets and future cash flows were not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expense in the period identified. The following table summarizes the pro forma net income effect of applying the provisions of FAS 142.

	December 31

	2001	2002	2003

	(In thousands, except shares
	and per share data)
Reported net income	$8,776	$134,576	$140,648
Add back goodwill amortization	10,305	—	—

Adjusted net income	$19,081	$134,576	$140,648

Earnings per common share—basic:
Reported net income	$0.21	$2.62	$2.71
Add back goodwill amortization	$0.25	$—	$—

Adjusted net income	$0.46	$2.62	$2.71

Earnings per common share—diluted:
Reported net income	$0.20	$2.55	$2.66
Add back goodwill amortization	$0.24	$—	$—

Adjusted net income	$0.44	$2.55	$2.66

Equity Investments in Affiliated Companies

      Our investments in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. and the former joint venture in Saudi Arabia are accounted for using the equity method because we do not control them due to our partners’ veto rights over most operating decisions, although we do have the ability to exercise influence over their operating and financial policies. Our share of the earnings from our investments in Turkey

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus our former joint venture in Saudi Arabia was $10.2 million, $13.9 million and $19.8 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      The following table reports financial results from the joint ventures in Turkey and Saudi Arabia:

	December 31,

	2002	2003

	(in thousands)
Current assets	$230,640	$174,023
Non-current assets	34,538	43,790
Current liabilities	216,596	184,816
Long-term liabilities	3,850	—

	December 31,

	2001	2002	2003

Sales	$71,337	$198,123	$220,206
Cost of sales	38,822	116,000	130,100
Net income	19,129	37,106	36,228

Restricted Cash

      Restricted cash consists mainly of cash held in escrow to support letters of credit as required under the Bofors purchase agreement. The restriction will expire upon release of the former owners of Bofors as guarantors under the letters of credit.

Deferred Financing Costs

      The costs associated with obtaining financing have been deferred and are amortized over the terms of the underlying loan agreements using a method that approximates the effective interest method. Deferred financing fee expense is classified in interest expense and totaled $14.1 million, $5.1 million, and $3.3 million for the years ended December 31, 2001 and 2002 and 2003, respectively. The deferred financing charges related to the unamortized deferred financing costs associated with early extinguishment of debt are included in the deferred financing fee expense.

Advanced Payments

      Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities. The payments are recorded as revenue when certain criteria are met as described in the Revenue and Profit Recognition for Contracts-in-Progress accounting policy.

Foreign Currency Translation

      The financial position and operating results of our foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. There was $2.5 million and $4.9 million of gains included in accumulated other comprehensive income from currency translation adjustments as of December 31, 2002 and 2003, respectively. Foreign currency transaction gains and losses are included in our income statement in the period in which they occur.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      The majority of our inventories are related to contracts in process and are recorded at cost determined on a last-in, first-out (“LIFO”) basis. Inventory costs include manufacturing overhead. The current replacement cost of LIFO inventories exceeded their recorded values by approximately $16.1 million at December 31, 2001, $17.2 million at December 31, 2002 and $23.6 million at December 31, 2003.

Revenue and Profit Recognition for Contracts-in-Progress

      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. Gross margin on each unit delivered or accepted is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin on production contracts and recognize changes in estimates of gross margins during the period in which those changes are determined. Under fixed-price ship repair and maintenance contracts, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared to estimated total direct labor inputs and total costs. Sales under cost reimbursement contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Award fees are recorded as revenue when the award is earned. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

      At December 31, 2002 and 2003, included in trade receivables are $38.3 million and $21.1 million related to contractual revenue that had not been billed to customers. These amounts are generally billable within the following year. Receivables include U.S. Government holdbacks for in-process ship repair and maintenance contracts of $3.9 million and $6.5 million at December 31, 2002 and 2003. The allowance for doubtful accounts was $2.3 million and $2.8 million at December 31, 2002 and 2003.

Stock-Based Compensation

      At December 31, 2003, we had a stock-based employee compensation plan, which is described more fully in Note 10. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The compensation recorded in the financial statements reflects the amortization based on vesting of stock options. The following table illustrates the effect on net income and earnings per share if we had elected to apply the fair value recognition provisions

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	December 31

	2001	2002	2003

	(In thousands, except per share data)
Reported net income	$8,776	$134,576	$140,648
Add back : Compensation expense recorded, net of related tax effects	162	61	466
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,438)	(878)	(4,363)

Pro forma net income	$7,500	$133,759	$136,751

Earnings per share:
Basic — as reported	$0.21	$2.62	$2.71

Basic — pro forma	$0.18	$2.60	$2.63

Diluted — as reported	$0.20	$2.55	$2.66

Diluted — pro forma	$0.17	$2.53	$2.58

      The effect of applying Statement No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and additional stock options that may be granted in future years.

      The fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 0%; risk-free interest rate of 6.25%, expected life of the option term of seven years; and volatility, where applicable, of 0.357. There were no options granted in 2002. For 2003 options granted, the fair value was also estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; risk-free interest rate of 3.5%, expected life of the option term of seven years; and volatility, where applicable, of 0.254.

      In 2003, we granted new stock options to purchase 2,215,323 common shares at a weighted average exercise price of $23.16, which resulted in no additional compensation expense. In addition the Board of Directors authorized the issuance of 1,372 shares of restricted stock.

      On January 20, 2004, the Board of Directors authorized the issuance of 141,000 shares of restricted stock and new stock options to purchase 500,000 common shares at an exercise price of $31.80.

Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result, we recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. There was ($4.4) million and ($3.6) million of cumulative losses included in other comprehensive income (net of taxes of ($2.9) million and ($2.4) million) from changes in fair value of foreign currency and interest rate hedges as of December 31, 2002 and 2003, respectively. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

New Accounting Pronouncements

      In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” now will be used to classify those gains and losses. Under APB 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent.

      Generally, the provisions of FAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item is required to be reclassified as ordinary income. The impact of adoption of this statement resulted in the reclassification of gains and losses on extinguishment of debt from extraordinary gains and losses to income before extraordinary item in 2001 and 2002.

      On January 17, 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 becomes effective in the first quarter of 2004 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We do not believe the adoption of the Interpretation will have a significant impact on our financial statements.

      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans are required to be made in our financial statements for the year ended December 31, 2003. Annual disclosures relating to our non-U.S. plans will be required for the year ending December 31, 2004. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

      The disclosures for prior period presented, for comparative purposes, were restated. See Note 7 to our consolidated financial statements for the required disclosures.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

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

      Effective July 2, 2002, we completed the acquisition of 100% of the outstanding stock of USMR from one of our significant shareholders for $306.9 million (net of $7.3 million of acquired cash), including the repayment of approximately $105 million of USMR debt. The acquisition of USMR balances and diversifies our portfolio, gives us a strategic growth platform and expands our mission to support the U.S. Navy with superior technology and services. As a result of the transaction, USMR is now a wholly owned subsidiary. The transaction was accounted for as a purchase. We financed the acquisition with cash on hand and by amending our credit facility to borrow an additional $300 million. We began to consolidate the results of operations of USMR as of the effective date of the transaction.

      The following are the unaudited pro forma consolidated results of our operations for the year ended December 31, 2002 and our actual results of operations for the year ended December 31, 2003, assuming the USMR acquisition occurred on January 1, 2002.

	December 31

	2002	2003

	(In thousands, except per
	share data)
Sales	$1,976,589	$2,052,591
Cost of sales	1,604,266	1,639,706
Net income	$137,328	$140,648
Earnings per common share—basic	$2.67	$2.71
Earnings per common share—diluted	$2.60	$2.66

      These unaudited proforma consolidated results are not necessarily indicative of future outcomes.

      Goodwill of $240.3 million resulting from the USMR acquisition was assigned to the Ship Repair and Maintenance segment.

      In the first quarter of 2004, we completed the acquisition of Kaiser Compositek, Inc. (“KCI”) for $8.5 million. KCI, located in Brea, California, is a provider to government and industry sectors with particular emphasis on primary structures fabricated with polymeric composites. The acquisition will enhance and expand the development of highly advanced weapon systems and combat vehicles for the armed forces.

      In the first quarter of 2004, we completed the acquisition of Honolulu Shipyard, Inc. for $16 million. The acquisition, which is to be named Hawaii Shipyards, Inc., positions USMR as the largest private supplier of ship repair and overhaul services for naval vessles stationed in the Navy’s third largest homeport at Pearl Harbor, Hawaii. On the same day we also completed the acquisition of Cercom, Inc. of Vista, California for $21 million. Cercom is a producer of advanced ceramic materials and supplier of light-weight ceramic armor. The acquisition will boost our expertise in designing survivability solutions that already include work in specialty metals and composites.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

      Property, plant and equipment consist of the following:

	December 31

	2002	2003

	(In thousands)
Buildings	$62,672	$65,784
Machinery and equipment	185,125	186,076
Dry docks and piers	54,079	72,232
Land and improvements	21,613	22,143
Software	45,234	39,941
Construction in progress	9,290	14,790

	378,013	400,966
Less: accumulated depreciation	(207,635)	(219,683)

Property, plant and equipment, net	$170,378	$181,283

5.	Intangible Assets

      Intangible assets consist of the following:

	December 31

	2002	2003

	(In thousands)
Contract rights and customer relationships	$29,527	$29,527
Non-compete agreements	29,000	29,000
Other	3,850	690

	62,377	59,217
Less: accumulated amortization	(29,753)	(44,995)

Intangible assets, net	$32,624	$14,222

      The contract rights and customer relationships are being amortized based on when projected sales are expected to occur and the non-compete agreement is amortized on a straight-line basis. Intangible assets are written off when they are fully amortized.

      Amortization expense is estimated as follows:

(In thousands)

2004	$6,401
2005	5,089
2006	2,732

Total	$14,222

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued and Other Liabilities

      Accrued and other liabilities consist of the following:

	December 31

	2002	2003

	(In thousands)
Accrued payroll and benefits	$80,557	$73,838
Contract related reserves	24,628	27,220
Other accrued liabilities	35,729	32,905

Total	$140,914	$133,963

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

      Bofors has a statutory pension obligation of $12.8 million and $16.1 million, which is included in accrued pension and postretirement benefit cost on the consolidated balance sheets at December 31, 2002 and December 31, 2003, respectively. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

      We used December 31 as the measurement date for the majority of the plans.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 2002 and 2003 are as follows:

	Pension Benefits		Postretirement Benefits

	2002	2003	2002	2003

	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$540,720	$658,527	$47,211	$50,572
Acquisition of USMR	44,127	—	2,530	—
Service cost	16,647	17,778	1,199	1,477
Interest cost	38,584	41,522	3,091	3,316
Net benefits paid, including settlements	(26,906)	(26,693)	(4,389)	(3,858)
Participant contributions	—	—	129	—
Actuarial (gain) loss	44,157	32,067	(529)	5,500
Plan amendments	1,198	358	1,330	—

Benefit obligation at end of year	$658,527	$723,559	$50,572	$57,007
Change in plan assets
Fair value of plan assets at beginning of year	$608,701	$578,806	$66,008	$60,328
Acquisition of USMR	23,961	—	—	—
Actual return on plan assets	(30,629)	142,938	(3,267)	11,682
Employer contributions	3,679	2,758	1,847	3,292
Employee contributions	—	—	129	—
Net benefits paid, including settlements	(26,906)	(26,692)	(4,389)	(3,858)

Fair value of plan assets at end of year	$578,806	$697,810	$60,328	$71,444

Funded status	$(79,721)	$(25,749)	$9,756	$14,437
Unrecognized actuarial (gain) loss	157,387	97,609	(1,063)	(2,047)
Unrecognized prior service cost	14,991	13,557	1,194	1,059

Net amount recognized	$92,657	$85,417	$9,887	$13,449

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension and postretirement benefit cost	$108,660	$113,251	$12,327	$15,746
Accrued pension and postretirement benefit cost	(36,733)	(33,173)	(2,440)	(2,297)
Intangible asset	3,160	—	—	—
Accumulated other comprehensive income	17,570	5,339	—	—

Net amount recognized	$92,657	$85,417	$9,887	$13,449

      The accumulated benefit obligation for all defined benefit pension plans was $639.1 million and $572.2 million at December 31, 2003 and 2002, respectively.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31

	2002	2003

	(In thousands)
Projected benefit obligation	$102,288	$59,510
Accumulated benefit obligation	101,105	55,348
Fair value of plan assets	66,797	24,519

      The following tables show the components of the net periodic benefit cost:

	Pension Benefits		Other Benefits

	2002	2003	2002	2003

	(in thousands)
Service cost	$16,647	$17,778	$1,199	$1,477
Interest cost	38,584	41,521	3,092	3,316
Expected return on plan assets	(55,016)	(54,235)	(5,814)	(5,200)
Amortization of prior service cost	1,732	1,792	135	136
Recognized net actuarial (gain)loss	(453)	2,224	(590)	2

Net periodic benefit cost	$1,494	$9,080	$(1,978)	$(269)

      Additional information:

	Pension Benefits		Other Benefits

	2002	2003	2002	2003

Increase in minimum liability included in other comprehensive income	$17,570	$(12,231)	N/A	N/A

      The following table summarizes the assumptions used to determine benefit obligations at December 31, 2003 and 2002.

	Pension		Other
	Benefits		Benefits

	2002	2003	2002	2003

Discount rate	6.5%	6.0%	6.5%	6.0%
Rate of compensation increase	4.5%	4.0%	4.5%	4.0%

      The following table summarizes the assumptions used to determine net periodic benefit costs for years ended December 31, 2003 and 2002.

	Pension		Other
	Benefits		Benefits

	2002	2003	2002	2003

Discount rate	7.0%	6.5%	7.0%	6.5%
Expected return on assets	9.0%	8.5%	9.0%	7.7%
Rate of compensation increase	4.5%	4.5%	4.5%	4.5%

      The expected long-term rate of return on assets assumption for the pension plans was chosen from the range of likely results of compound average annual returns over a 20-year time horizon. The model was based on historical equity market returns during the period 1926-2002. The assumed rate was lowered from 9.0% in 2002 to 8.5% in 2003 to reflect a more conservative view of future returns.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The expected long-term rate of return on assets assumption for the retirement benefit plans was chosen from the range of likely results of compound average annual returns over a 20-year time horizon. The model was based on historical equity market returns during the period 1926-2002. The assumed rate was lowered from 9.0% in 2002 to 7.7% in 2003 to reflect a more conservative view of future returns.

Assumed health care cost trend rates at December 31:

	2002	2003

Defense Systems segment:
Health care cost trend rate assumed for next year	8.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2006	2006
Ship Repair and Maintenance segment:
Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2011	2011

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$39,167	$(35,033)
Effect on postretirement benefit obligation	492,177	(440,941)

     Plan Assets

      Our pension plans and postretirement benefit plans asset allocations at December 31, 2003 and 2002, by asset category are as follows:

			Retiree Benefit
	Pension Plan		Plan
	Percentage of		Percentage of
	Plan Assets		Plan Assets
	at December 31		at December 31

Asset Category	2002	2003	2002	2003

Equity securities	97.5%	97.2%	97.4%	98.8%
Debt securities	0.0%	0.0%	0.0%	0.0%
Real estate	2.2%	2.5%	0.0%	0.0%
Other	0.3%	0.3%	2.6%	1.2%

Total	100.0%	100.0%	100.0%	100.0%

      Our pension and employee welfare benefit plans investment strategy is to invest primarily in domestic and international equity securities to achieve an 8.5% annual average rate of return, over a long term horizon. The majority of the assets are invested with equity fund managers, however, these fund managers have the flexibility to invest in interest bearing instruments based on their evaluation of the market conditions.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Contributions

      We expect to contribute $7.5 million and $3.5 million to our pension plans and postretirement plans, respectively, in 2004.

8.	Long-term Debt

      Borrowings under long-term debt arrangements are as follows:

	December 31,

	2002	2003

	(in thousands)
Senior secured credit facilities	$590,000	$576,989
Less: current portion	13,011	52,043

	$576,989	$524,946

     Senior Secured Credit Facility

      In August 2001, we entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of USMR (see note 3). We incurred $5.5 million in additional financing fees that have been deferred and amortized over the remaining term of the credit facility using the effective interest method.

      Outstanding borrowings on the term loan facilities were $590.0 million and $577.0 million at December 31, 2002 and 2003, respectively. The facilities bear interest at variable rates with a weighted average rate of 3.10% at December 31, 2003. These loans are due through 2009 and provide for quarterly principal and interest payments. We also have interest rate swap agreements for $173.0 million and $20.0 million providing for fixed interest rates of 3.45% and 3.77% at December 31, 2003.

      The revolving credit facility provides for loans and letters of credit and matures in 2007. We had outstanding letters of credit under the facility of approximately $114.5 million at December 31, 2003, and there was $85.5 million available under the revolving credit facility at December 31, 2003. We are obligated to pay a fee of 0.375% on the unused revolving credit facility.

      Amounts outstanding under the senior secured credit facility are secured by a lien on all our assets and the assets of our domestic subsidiaries.

      The senior secured credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, certain restrictions on payment of dividends, provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions. There were no events of default as of December 31, 2003.

      Pursuant to the terms of agreement entered into under the senior secured credit facility, our applicable margin for the term loans may be reduced if our leverage ratio (as defined in the Agreement) decreases. Our results during the years ended December 31, 2002 and 2003 exceeded the required level ratio targets resulting in a reduction of the margin in the interest rates and reduced pricing for letters of credit, effective as of January 1, 2003 and 2004.

      We made total debt repayments under the credit facility of $474.0 million, $140.9 million and $13.0 million during 2001, 2002 and 2003, respectively. Cash paid for interest was $24.5 million, $27.6 million and $25.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Annual Maturities

      Annual maturities of long-term debt as of December 31, 2003 are as follows:

(in thousands)

2004	$52,043
2005	52,043
2006	52,043
2007	124,731
2008	197,420
2009	98,709

$576,989

9.	Commitments and Contingencies

Termination Claims

      The Crusader program commenced in 1994 to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. During the lifetime of the program, we were the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have subsequently received Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program. To date, the Crusader termination has resulted in a reduction to our workforce of approximately 180 employees. Through the period ended December 31, 2003, we have invoiced the U.S. Government and received full payment for $36.3 million of termination costs and fees. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army which we expect to conclude later in 2004.

Operating Leases

      We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 2001, 2002, and 2003 was $13.5 million, $18.2 million and $21.6 million, respectively. Some of our leases contain escalation clauses that increase rents based on future increases in the Consumer Price Index. Minimum future rentals under noncancellable leases are estimated to be $17.2 million in 2004, $11.3 million in 2005, $8.6 million in 2006, $8.1 million in 2007, $7.3 million in 2008 and $35.5 million thereafter.

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

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that we expect to have a material adverse effect on our results of operations and financial condition.

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

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consist of Allowable Costs. As of December 31, 2003, we had accrued approximately $33 million to cover any investigation and/or remediation costs that may not be Allowable Costs under U.S. Government contracts. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts.

      One of USMR’s largest facilities is located in San Diego, California. Pursuant to a demand from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay and we are continuing to perform testing of the contaminated areas for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 million to $9 million, although it is conceivable that costs could be as high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also a further $15 million escrow fund was established in our 2002 acquisition of USMR, which may be available in respect of USMR’s sediment exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure of San Diego.

      Pursuant to the terms of the 1997 acquisition of United Defense, L.P., FMC Corporation and Harsco Corporation (collectively, the “Sellers”) are required to reimburse us for 75% of certain remediation costs that are Non-Allowable Costs through October 6, 2007 for environmental losses we have previously identified to the Sellers. Accordingly, we have recorded a receivable for $1.2 million for which we expect to be reimbursed by the Sellers over approximately the next four years under the terms of the 1997 acquisition agreement.

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but has been operated by us under contract with and on behalf of the Navy. We own a portion of the facility. Since 1991, the Navy has expended more than $27 million in remediation costs, including site investigation, on the Navy property, and the Navy has indicated that it anticipates spending a further $8.9 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of such expenses, and offered to resolve the matter if

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any remediation costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved.

10.	Stockholders’ Equity

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

	Year ended December 31,

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	2001	price	2002	price	2003	price

Options outstanding, beginning of year	3,226,275	$4.63	2,221,178	$4.80	1,424,653	$4.91
Options granted	173,490	5.76	—		2,215,323	23.16
Options cancelled	(93,150)	4.44	(19,350)	4.44	—	—
Options exercised	(1,085,437)	4.48	(777,175)	4.58	(525,075)	4.59

Options outstanding end of year	2,221,178	4.80	1,424,653	4.91	3,114,901	17.95

Options exercisable end of year	1,175,289	4.82	950,780	4.99	1,734,576	14.74

      The following table summarizes options data as of December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted
	Number	Weighted	average	Number	Weighted
	as of	average	remaining	as of	average
	December 31,	exercise	contractual	December 31,	exercise
Range of exercise prices	2003	price	life	2003	price

$4.44	786,838	$4.44	4.9	712,587	$4.44
$7.11 – $8.89	65,812	8.51	5.5	53,999	8.43
$11.11	40,500	11.11	3.9	34,199	11.11
$15.56	6,428	15.56	7.4	6,428	15.56
$21.85 – $24.98	2,215,323	23.16	9.1	927,363	23.15

Total	3,114,901	17.95	7.9	1,734,576	14.74

      Options were granted at $4.44, $7.11, $8.89, $11.11, and $15.56 during the year ended December 31, 2001 and had an estimated weighted average fair value on the date of grant of $5.38. There were no options granted during the year ended December 31, 2002. In 2003, we granted new stock options to purchase 2,215,323 shares at a weighted average exercise price of $23.16. In addition the Board of Directors authorized issuance of 1,372 shares of restricted stock. We recorded compensation cost of $0.1 million and $0.8 million on December 31, 2002 and 2003 related to options issued with exercise prices below the fair value of the common

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant. On January 20, 2004, the Board of Directors authorized issuance of 141,000 shares of restricted stock and new stock options to purchase 500,000 common shares at an exercise price of $31.80.

11.	Income Taxes

      Our provision for income taxes consists of the following components:

	2001	2002	2003

Federal: current	$570	$—	$19,874
deferred	—	6,333	34,976
Foreign: current	2,222	2,533	5,769
deferred	—	—	—
State: current	3,108	5,384	8,985
deferred	—	909	4,997

Total: current	$5,900	$7,917	$34,628
deferred	—	$7,242	$39,973

	$5,900	$15,159	$74,601

      Our current tax liability for all periods consists of the current federal and state tax liabilities, current state tax liabilities in jurisdictions that impose minimum taxes or restrict use of net operating loss carryforwards, the tax expense of our wholly-owned foreign subsidiaries and foreign withholding taxes on dividends and royalties. Deferred tax expense includes taxes payable to taxing jurisdictions in future periods as well as the reversal of the deferred tax asset valuation allowance more fully described below.

      Our effective tax rate differed from the statutory federal income tax rate because of the following differences:

	2001	2002	2003

Statutory federal tax rate	35.0%	35.0%	35.0%
Effect of taxes on joint venture/foreign earnings	5.2%	0.6%	0.1%
Extraterritorial income exclusion benefit	(5.1%)	(1.5%)	(1.4%)
Disallowed expenses and other	(25.6%)	4.3%	2.4%
Change in valuation allowance	(3.0%)	(33.3%)	0.2%
State income taxes	7.2%	4.9%	5.1%
Foreign tax credit	—	—	(6.7%)

Effective tax rate	13.7%	10.0%	34.7%

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax asset are as follows:

	December 31,

	2002	2003

	(in thousands)
Deferred tax assets:
Alternative minimum tax credits	$2,514	$—
Accrued expenses	22,631	8,439
Net operating loss carryforwards	33,305	—
Depreciation	2,456	276
Pension liabilities	8,240	3,348
Currency hedges and interest rate swaps	2,941	2,623
Tax LIFO provision	—	1,663

	$72,087	$16,349
Deferred tax liabilities:
Purchased fixed assets and intangibles	(18,311)	(5,648)
Intangibles, accrued compensation, and benefits	(18,985)	(23,884)
Equity in affiliates’ foreign earnings	(7,249)	(6,882)
Tax LIFO provision	(5,496)	—
Engineering expenses	(10,430)	(13,430)
Other tax deductible items	(409)	—

	(60,880)	(49,844)
Net deferred tax asset (liability)	11,207	(33,495)
Valuation allowance	—	(480)

Net deferred tax asset (liability) on balance sheet	$11,207	(33,975)

      At December 31, 2003 the net deferred tax liability of $34.0 million represents net current and net non-current deferred tax liabilities of $16.3 million and $17.7 million, respectively. The net deferred tax asset at December 31, 2002 of $11.2 million represents net current deferred tax assets of $25.4 million and net non-current deferred tax liabilities of $14.2 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and any limitations applied to the use of carryforward tax attributes. At December 31, 2003 we established a $0.5 million valuation allowance which offsets approximately $1.2 million in capital loss carryovers. In 2002 we concluded that it was more likely than not that sufficient future taxable income would be generated to fully realize the deferred tax assets. Accordingly we reversed the offsetting valuation allowance in its entirety.

      We paid $43.3 million and $4.4 million for income taxes, net of refunds, in 2003 and 2002, respectively.

12.	Fair Value of Financial Instruments

      The carrying amount of our financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair market value of our long-term debt was estimated to be $590.0 million and $577.0 million at December 31, 2002 and 2003, respectively, for the senior secured credit facility.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair values of the senior credit facility represent our best estimates based on other financial instruments with similar characteristics. Since the facility has variable rate debt, its fair value approximates its carrying amount.

13.	Significant Customer and Export Sales

      Sales to various agencies of the U.S. Government aggregated $1,013.2 million, $1,361.5 million and $1,575.4 million during the years ended December 31, 2001, 2002 and 2003, respectively.

      At December 31, 2002 and 2003, trade accounts receivable from the U.S. Government totaled $123.4 million and $79.9 million, respectively.

      Export sales, including sales to foreign governments transacted through the U.S. Government, were $182.4 million, $240.3 million and $332.2 million during the years ended December 31, 2001, 2002 and 2003, respectively. In addition there were sales to foreign governments transacted by our foreign subsidiary of $123.0 million, $107.2 million and $110.6 million during the years ended December 31, 2001, 2002 and 2003, respectively.

14.	Related Party Transactions

      In October 1997, The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. as a wholly-owned entity in order to acquire our predecessor, United Defense, L.P. Beginning with our initial public offering in December 2001, Carlyle began to sell major portions of it United Defense holdings, with the most recent such sale being concluded in February 2004. Following such sale, Carlyle held 4.4 million shares, constituting 8.5% of our outstanding shares. In connection with our initial public offering, we entered into agreements with Carlyle pursuant to which Carlyle entities had the right to designate up to four nominees for our Board of Directors, so long as Carlyle owned greater than 20% of our voting stock. By virtue of Carlyle’s sales of United Defense shares to date, such agreements have lapsed. Nonetheless, three individuals affiliated with Carlyle (Messrs. Carlucci, Conway, and Clare) have been nominated for re-election to our Board of Directors at our annual meeting scheduled for April 13, 2004, and Carlyle may thereby continue to influence our operations.

      In accordance with the management agreement between United Defense Industries and Carlyle, we accrued an annual fee of $2 million for various management services provided by Carlyle. This management service agreement will no longer be in effect after the first quarter of 2004. We compensated four of our directors an aggregate sum of $184,214 in 2003 for their services as directors.

      We have entered into an agreement with CPU Technology, Inc. (“CPU/T”) to purchase approximately $1.5 million in component and design services regarding electronic subsystems for the Bradley program. Certain Carlyle affiliates are minority stockholders of CPU/T and collectively have the right to appoint two of the six members of CPU/T’s board.

      We recognized $7.1 million and $17.6 million of royalties, license fees and technical service fees at December 31, 2002 and 2003, respectively, from our Turkish joint venture. We have also entered into an agreement with our Turkish joint venture to purchase approximately $2.4 million in miscellaneous parts and kits for our M113 vehicles and MK 25 canisters.

15.	Other Employee Benefit Plans

      Substantially all of our domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.8 million in each of the years ended December 31, 2001 and 2002, respectively, and $8.7 million in the year ended December 31, 2003.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      USMR maintains defined contribution savings and profit-sharing plans covering employees of its various locations who are eligible to participate in its plans upon meeting eligibility requirements. Costs charged to expense for these plans were $1.1 million for the period July 2, 2002 through December 31, 2002, and $2.8 million in the year ended December 31, 2003. During 2002, USMR also maintained a defined contribution deferred compensation plan covering certain executives. Total costs charged to expense were $0.3 million for the period July 2, 2002 through December 31, 2002. USMR made contributions to union-sponsored trust funds, which provide health, welfare, pension and other fringe benefits to employees covered by collective bargaining agreements. Company contributions totaled $1.2 million for the period July 2, 2002 through December 31, 2002, and $2.9 million in the year ended December 31, 2003.

16.	Earnings Per Share

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

	December 31

	2001	2002	2003

	(In thousands, except shares
	and per share data)
Net income:
Net income for basic and diluted computations	$8,776	$134,576	$140,648

Average common shares outstanding:
Average common shares outstanding for basic computations	41,265	51,349	51,955
Dilutive stock options—based on the treasury stock method	1,939	1,448	988

Average number of common shares outstanding for diluted computations	43,204	52,797	52,943

Earnings per share:
Earnings per common share—basic	$0.21	$2.62	$2.71

Earnings per common share—diluted:	$0.20	$2.55	$2.66

17.	Information on Business Segments

      We operate in two reportable business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use earnings before interest and taxes as the measure of financial performance for each segment.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary financial data for each of our business segments for the three years ended December 30, 2001, 2002 and 2003 follow:

	December 31,

	2001	2002	2003

	(in thousands)
Sales:
Defense Systems	$1,318,538	$1,469,961	$1,507,253
Ship Repair and Maintenance	—	255,385	545,338

Total sales	1,318,538	1,725,346	2,052,591
Earnings related to investments in foreign affiliates:
Defense Systems	10,156	13,874	19,758
Ship Repair and Maintenance	—	—	—

Total earnings related to investments in foreign affiliate	10,156	13,874	19,758
Depreciation and amortization:
Defense Systems	70,037	31,331	27,324
Ship Repair and Maintenance	—	9,787	20,513
Corporate	(779)	136	165

Total depreciation	69,258	41,254	48,002
Capital spending:
Defense Systems	22,222	17,341	21,123
Ship Repair and Maintenance	—	5,385	22,425
Corporate	153	46	62

Total capital spending	22,375	22,772	43,610
Income before interest and taxes:
Defense Systems	104,637	182,026	230,909
Ship Repair and Maintenance	—	18,501	30,839
Corporate	(39,010)	(20,402)	(22,380)

Total income before interest and taxes	65,627	180,125	239,368
Interest, net	(22,705)	(28,690)	(24,119)

Income before income taxes	$42,922	$151,435	$215,249

	12/31/2002	12/31/2003

Total assets:(a)
Defense Systems	$884,261	$852,863
Ship Repair and Maintenance	421,300	438,575
Corporate and eliminations	148,409	299,726

Total assets	$1,453,970	$1,591,164

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

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

	2002

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	Sept 30	Dec 31

	(In millions, except per share data)

Sales	$356.4	$318.0	$529.7	$521.2
Gross Profit	59.8	69.9	102.7	104.3
Net income	19.0	27.3	45.1	43.2
Per Share Data:
Earnings per common share—basic	$0.37	$0.53	$0.88	$0.84
Earnings per common share—diluted	$0.36	$0.52	$0.85	$0.82

	2003

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	Sept 30	Dec 31

	(In millions, except per share data)
Sales	$466.5	$553.5	$507.9	$524.7
Gross Profit	103.9	106.3	107.6	95.1
Net income	38.3	36.1	37.4	28.8
Per Share Data:
Earnings per common share—basic	$0.74	$0.70	$0.72	$0.55
Earnings per common share—diluted	$0.73	$0.68	$0.71	$0.54

      On January 1, 2002, we adopted FAS 142 on accounting for goodwill and other intangible assets and, as a result, ceased the amortization of goodwill.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

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

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

PART III

ITEM 10.	Directors and Executive Officers

      The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2004. Information relating to certain filings on Forms 3, 4 and 5 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

      The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions “Executive Compensation” and “Employment Agreements” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2004. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement are not incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2004.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2004.

ITEM 14.	Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with independent Public Accountants” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2004.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are included as part of this Annual Report on Form 10-K:

           1. The index of financial statements has been included with Item 8.

           2. Financial statement schedules:

Schedule II:

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs &	other	Deductions/	End of
Description	of Period	expenses	accounts	Payments	Period

Year Ended December 31, 2001:
Reserve for remediation and compliance costs	$14,255	$—	$—	$—	$14,255
Restructuring reserve	1,100	8,268	—	1,100	8,268
Litigation reserve	6,246	—	—	1,724	4,522
Allowance for Doubtful Accounts	1,063	1,039	51	114	2,039

Total	$22,664	$9,307	$51	$2,938	$29,084

Year Ended December 31, 2002:
Reserve for remediation and compliance costs	$14,255	$3,727	$9,500	$—	$27,482
Restructuring reserve	8,268	3,549	1,300	8,031	5,086
Litigation reserve	4,522	$540	—	1,869	3,193
Allowance for Doubtful Accounts	2,039	459	629	795	2,332

Total	$29,084	$8,275	$11,429	$10,695	$38,093

Year Ended December 31, 2003:
Reserve for remediation and compliance costs	$27,482	$7,388	$—	$1,707	$33,163
Restructuring reserve	5,086	843	—	1,781	4,148
Litigation reserve	3,193	—	—	3,193	—
Allowance for Doubtful Accounts	2,332	376	102	7	2,803

Total	$38,093	$8,607	102	$6,688	$40,114

      All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

           3. The index of exhibits is set forth below.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002.

On October 23, 2003 we filed a report on Form 8-K to include our third quarter 2003 earnings press release.

On November 7, 2003 we filed a report on Form 8-K indicating we had entered into an Underwriting Agreement with J. P. Morgan Securities, Inc. in connection with the public offering of up to 1,500,000 shares of our common stock by certain named selling shareholders.

Exhibit
No.	Description of Exhibits

2.1(4)	Agreement and Plan of Merger by and among United Defense Industries, Inc., UDII Torch Acquisition Corporation, United States Marine Repair, Inc., and TC Group L.L.C. as representative dated May 27, 2002
3.1(1)	Second Amended and Restated Certificate of Incorporation of United Defense Industries, Inc.
3.2(1)	Second Amended and Restated Bylaws of United Defense Industries, Inc.
4.1(1)	Form of stock certificate of common stock
10.1(1)	Sub-Lease Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as supplemented by Modifications Nos. 1-12
10.2(6)	Modification No. 13 to the Sub-Lease Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, LP, as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, LP
10.3(1)	Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, L.P., Armament Systems Divisions and the U.S. Government Naval Sea Systems Command for the use of the government owned facility located at 4800 East River Road, Minneapolis, MN 55421
10.4(6)	Amendment dated June 6, 2003 to the Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, LP, Armament Systems Divisions and the U.S. Government Naval Sea Systems Command
10.5 (2)	Management Agreement dated October 6, 1997 among United Defense Industries, Inc., United Defense, L.P. and TC Group Management, L.L.C.
10.6(6)	Employment Agreement with Alexander J. Krekich, dated as of December 12, 2002
10.7(3)	Employment Agreement with Thomas W. Rabaut, dated as of May 21, 1999
10.8 (1)	First Amendment to Employment Agreement with Thomas W. Rabaut, dated as of July 18, 2001
10.9(3)	Employment Agreement with Francis Raborn, dated as of May 21, 1999
10.10(1)	First Amendment to Employment Agreement with Francis Raborn, dated July 18, 2001
10.11(6)	Amended and Restated Credit Agreement dated as of August 13, 2001 and amended and restated as of July 2, 2002 among United Defense Industries, Inc., various lending institutions, Deutsche Bank Securities, Inc. and Lehman Brothers, Inc., as co-lead arrangers, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent and Citicorp USA, Inc., The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Documentation Agents
10.12(2)	United Defense 1998 Stock Option Plan
10.13(2)	Form of Option Contract
10.14(5)	Amendment No. 1 to United Defense Stock Option Plan
10.15(5)	Amendment No. 2 to United Defense Stock Option Plan
10.16(1)	Registration Rights Agreement by and between Iron Horse Investors, L.L.C. and United Defense Industries, Inc.
10.17(1)	Management Incentive Plan
10.18(1)	UDLP Employees Pension Plan
10.19(1)	UDLP Excess Pension Plan
10.20(1)	Form of Retention Bonus Plan Award Letter
10.21(1)	Severance Pay Plan
10.22(6)	First Amendment to Credit Agreement dated as of November 19, 2003
21.1(6)	Subsidiaries of United Defense Industries, Inc.

Exhibit
No.	Description of Exhibits

23.1(6)	Consent of Ernst & Young LLP
23.2(6)	Notice Regarding Lack of Consent of Independent Auditor SERBEST MUHASEBECILIK MALI MUSAVIRLIK ANONIM SIRKETI, Member of Andersen Worldwide
23.3(6)	Notice Regarding Lack of Consent of Independent Auditor Arthur Andersen & Co.
31.1 (6)	Certification of Chief Executive Officer
31.2 (6)	Certification of Chief Financial Officer
32.1 (6)	Certification of Chief Executive Officer
32.2 (6)	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-71986) filed with the Securities and Exchange Commission on October 22, 2001.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.

(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Incorporated by reference to the Company’s Report on Form 8-K filed June 4, 2002

(5)	Incorporated by reference to the Company’s Report on Form 10-Q for the year ended September 30, 2002.

(6)	Filed herewith

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

Name	Title	Date

/s/ THOMAS W. RABAUT Thomas W. Rabaut	President, Chief Executive Officer and Director	March 2, 2004

/s/ FRANCIS RABORN Francis Raborn	Vice President, Chief Financial Officer and Director	March 2, 2004

/s/ WILLIAM E. CONWAY, JR William E. Conway, Jr	Chairman of the Board	March 2, 2004

/s/ FRANK C. CARLUCCI Frank C. Carlucci	Director	March 2, 2004

/s/ PETER J. CLARE Peter J. Clare	Director	March 2, 2004

/s/ ALLAN M. HOLT Allan M. Holt	Director	March 2, 2004

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Director	March 2, 2004

/s/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 2, 2004

/s/ J.H. BINFORD PEAY, III J. H. Binford Peay, III	Director	March 2, 2004

/s/ ROBERT J. NATTER Robert J. Natter	Director	March 2, 2004