Form 10-Q
period 2004-03-31
UNITED DEFENSE INDUSTRIES INC
filed 2004-05-04
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      At April 23, 2004 there were 52,557,889 shares outstanding of the Registrant’s common stock, par value $.01 per share.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	March 31, 2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$286,730	$256,409
Trade receivables, net	168,625	227,794
Long-term contract inventories	389,394	364,177
Other current assets	20,127	19,101

Total current assets	864,876	867,481
Property, plant and equipment, net	181,283	189,970
Goodwill	342,843	363,161
Intangible assets, net	14,222	16,502
Prepaid pension and postretirement benefit cost	128,997	127,436
Restricted cash	12,244	11,631
Other assets	46,699	28,413

Total assets	$1,591,164	$1,604,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$52,043	$52,043
Accounts payable, trade and other	124,502	97,708
Advanced payments	462,304	463,513
Deferred tax liability	16,280	17,064
Accrued and other liabilities	133,963	141,623

Total current liabilities	789,092	771,951
Long-term liabilities:
Long-term debt, net of current portion	524,946	511,936
Accrued pension and postretirement benefit cost	51,538	47,117
Deferred tax liability	17,695	19,162
Other liabilities	80,812	80,440

Total liabilities	1,464,083	1,430,606
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value, 150,000,000 shares authorized; 52,220,189 and 52,524,019 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	522	525
Additional paid-in-capital	183,337	193,021
Deferred compensation	(197)	(4,440)
Retained deficit	(54,304)	(12,421)
Accumulated other comprehensive loss	(2,277)	(2,697)

Total stockholders’ equity	127,081	173,988

Total liabilities and stockholders’ equity	$1,591,164	$1,604,594

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share data)

	Three months ended March 31,

	2003	2004

Revenue:
Sales	$466,523	$547,077
Costs and expenses:
Cost of sales	362,583	435,087
Selling, general and administrative expenses	37,070	38,759
Research and development	1,880	6,553

Total expenses	401,533	480,399

Income from operations	64,990	66,678
Earnings related to investments in foreign affiliates	5,549	5,816
Interest income	914	973
Interest expense	(7,488)	(6,454)

Total other (expense) income	(1,025)	335

Income before income taxes	63,965	67,013
Provision for income taxes	25,586	25,130

Net income	$38,379	$41,883

Earnings per common share-basic	$0.74	$0.80

Weighted average common shares outstanding	51,730,313	52,399,717
Earnings per common share-diluted	$0.73	$0.78

Weighted average common shares outstanding	52,652,524	53,367,770

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Deficit	(Loss)/Gain	Total

Balance, December 31, 2003	$522	$183,337	$(197)	$(54,304)	$(2,277)	$127,081
Amortization of deferred stock compensation			271			271
Issuance of restricted stock awards		4,514	(4,514)			—
Exercise of stock options	3	3,287				3,290
Tax benefit from stock options		1,883				1,883
Net foreign currency translation					(1,474)	(1,474)
Change in fair value of foreign currency and interest rate hedges, net of tax					1,054	1,054
Net income for quarter ended March 31, 2004				41,883		41,883

Total comprehensive income						41,463

Balance, March 31, 2004	$525	$193,021	$(4,440)	$(12,421)	$(2,697)	$173,988

      See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2003	2004

Operating activities
Net income	$38,379	$41,883
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,472	6,754
Amortization of software	1,200	1,221
Amortization of other intangible assets	3,295	1,720
Amortization of financing costs	775	759
Deferred tax provision	23,710	2,336
Changes in assets and liabilities:
Trade receivables, net	25,316	(54,399)
Inventories	673	30,288
Other assets	13,038	19,940
Prepaid pension and postretirement benefit cost	(857)	1,561
Accounts payable, trade and other	(17,255)	(24,615)
Advanced payments	870	1,861
Accrued and other liabilities	(47,350)	7,286
Accrued pension and postretirement benefit cost	2,312	(3,686)

Cash provided by operating activities	50,578	32,909

Investing activities
Capital expenditures	(3,401)	(5,056)
Purchase of Kaiser Compositek, Cercom and Hawaii Shipyards	—	(45,766)

Cash used in investing activities	(3,401)	(50,822)

Financing activities
Payments on long-term debt	—	(13,010)
Proceeds from exercise of stock options	479	3,290

Cash provided by (used in) financing activities	479	(9,720)

Effect of exchange rate changes on cash	1,302	(2,688)
Increase (decrease) in cash and cash equivalents	48,958	(30,321)
Cash and cash equivalents, beginning of year	106,802	286,730

Cash and cash equivalents, end of period	$155,760	$256,409

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.     Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2003 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2003 and 2004. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.     Summary of Significant Accounting Principles

Revenue and Profit Recognition for Contracts-in-Progress

      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. Gross margin on each unit delivered or accepted is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin on production contracts and recognize changes in estimates of gross margins during the period in which those changes are determined. Sales under fixed-price ship repair and maintenance contracts are recognized as work is performed. Under this method, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared to estimated total direct labor inputs and total costs. Sales under cost reimbursement contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Award fees are recorded as revenue when the award is earned. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

Stock-Based Compensation

      At March 31, 2004, we had a stock-based employee compensation plan, which is described more fully in our Form 10K for the year ended December 31, 2003. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On January 20, 2004, the Board of Directors authorized issuance of 141,000 shares of restricted stock and new stock options to purchase 500,000 common shares at an exercise price of $31.80. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. The compensation recorded in the financial statements reflects the amortization based on vesting of stock options. The following table illustrates the effect on net income and earnings per share if we had elected to apply the

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended
	March 31,

	2003	2004

	(In thousands, except
	per share data)
Reported net income	$38,379	$41,883
Add back: Compensation expense recorded, net of related tax effects	12	163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,049)	(1,447)

Pro forma net income	$37,342	$40,599

Earnings per share:
Basic — as reported	$0.74	$0.80

Basic — pro forma	$0.72	$0.77

Diluted — as reported	$0.73	$0.78

Diluted — pro forma	$0.71	$0.76

New Accounting Pronouncements

      On January 17, 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 becomes effective in the first quarter of 2004 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The adoption of the Interpretation had no significant impact on our financial statements.

      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other post retirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and post retirement plans were required to be made in our financial statements for the year ended December 31, 2003. Annual disclosures relating to our non-U.S. plans will be required for the year ending December 31, 2004. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

3.     Investments in Affiliated Companies

      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. (“FNSS”), is accounted for using the equity method because we do not control it due to our partner’s veto rights over certain decisions, although we do have the ability to exercise influence over its operating and financial policies. Our share of the earnings from our investment in Turkey was $5.5 million and $5.8 million for the three months ended March 31, 2003 and 2004, respectively.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reports financial results from our joint venture in Turkey.

	Three months ended
	March 31,

	2003	2004

	(In thousands)
Sales	$41,853	$51,607
Cost of sales	20,380	24,235
Net income	9,258	11,405

4.     Comprehensive Income

      Comprehensive income was $40.5 million and $41.5 million for the three-month periods ended March 31, 2003 and 2004, respectively. Comprehensive income consists primarily of net income, net foreign currency translation adjustments and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

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

      Outstanding borrowings on the term loan facilities were $564 million at March 31, 2004. The facilities bear interest at variable rates with a weighted average rate of 3.05% at March 31, 2004. These loans are due through 2009 and provide for quarterly principal and interest payments. A principal payment for $13.0 million was made in the first quarter of 2004.

6.     Pension and Other Post Retirement Benefits

      At December 31, 2003, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 6.5% to 6.0%. On January 1, 2004 the rate of return assumption used for the actuarial estimates of these benefit programs was unchanged at 8.5%.

      Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits

	2003	2004	2003	2004

Service Cost	$4,445	$4,775	$369	$386
Interest Cost	10,381	10,696	829	838
Expected return on plan assets	(13,559)	(14,154)	(1,300)	(1,363)
Amortization of prior service costs	448	458	34	34
Amortization of net (gain) loss	556	1,390	1	5

Net periodic benefit cost	$2,271	$3,165	$(67)	$(100)

7.     Commitments and Contingencies

Termination Claims

      In 1994 the Crusader program was initiated to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. Since inception of the program, we were the sole-source prime contractor for its design and development. The

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we have since continued to receive Army funding to accomplish an orderly closeout of Crusader activities and to transition key Crusader technologies to the NLOS-C program. To date, the Crusader termination has resulted in a reduction to our workforce of approximately 180 employees. Through the period ended March 31, 2004, we incurred and invoiced the U.S. Government for $36.3 million of termination costs. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army which we expect to conclude in due course.

Legal Proceedings

      As a government contractor, we are subject to the audit, review, and investigative authority of various U.S. Government agencies. Depending upon the particular jurisdictional statute, violations of federal procurement rules may result in contract price reductions or refunds, civil penalties, and/or criminal penalties. Government contractors that violate the False Claims Act and/or other applicable laws may be suspended or debarred from receiving further government contracts. Given our dependence on U.S. Government contracts, suspension or debarment is an inherent risk that could readily have a material adverse effect on us. Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosures of compliance issues to governmental agencies as appropriate. In the ordinary course of business, we provide information on compliance matters to various government agencies, and we expect to continue to do so in the future. For example, as previously disclosed, in 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia, seeking information regarding a 2000 contract between us and the Italian government for the upgrading of amphibious assault vehicles. We believe that the grand jury investigation seeks to ascertain whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While we are not aware of any such violation, and we are cooperating with the investigation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operation or financial position.

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that we expect to have a material adverse effect on our results of operations or financial condition.

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

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consist of Allowable Costs. As of March 31, 2004, we had accrued approximately $33 million to cover any investigation and/or remediation costs that may not be Allowable Costs. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of costs accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts.

      One of USMR’s largest facilities is located in San Diego, California. Pursuant to a demand from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 million to $9 million, although it is conceivable that costs could be as

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also, a further $15 million escrow fund was established in our 2002 acquisition of USMR, which we believe is available in respect of USMR’s sediment exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure at San Diego.

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility is owned by the U.S. Navy (the “Navy property”), but has been operated by us under contract with and on behalf of the Navy. We recently agreed to purchase the Navy property and most of the equipment for $6.5 million. Since 1991, the Navy has expended more than $27 million in remediation costs, including site investigation, on the Navy property, and the Navy has indicated that it anticipates spending a further $8.9 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of its remediation expenses at Fridley, and offered to resolve the matter if we would pay 25% of such costs (approximately $8.4 million). We dispute any responsibility for such costs, and also believe that any remediation costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved.

8.     Acquisitions

      On February 5, 2004, we completed the acquisition of the assets of Kaiser Compositek, Inc. (“KCI”) for an initial purchase price of $8.3 million. KCI, located in Brea, California, is a provider to government and industry sectors with particular emphasis on primary structures fabricated with polymeric composites. The acquisition will enhance and expand the development of advanced weapon systems and combat vehicles for the armed forces.

      On March 1, 2004 we purchased certain assets and liabilities of the Pearl Harbor, Hawaii Ship repair operations of Pacific Shipyards International, LLC and Honolulu Shipyards, Inc. for an initial purchase price of $16.3 million. The Pearl Harbor ship repair business will be operated by a newly formed subsidiary, Hawaii Shipyards, Inc., which positions USMR as the largest private supplier of ship repair and overhaul services for naval vessels stationed in the Navy’s third largest homeport at Pearl Harbor, Hawaii. The initial purchase price is subject to an adjustment for closing date working capital which is expected to eventually reduce the initial price by approximately $1 million. Principals of the predecessor entity will serve as directors of Hawaii Shipyards, Inc.

      On March 1, 2004 we completed the acquisition of Cercom, Inc. of Vista, California for an initial purchase price of $21.2 million. Cercom is a producer of advanced ceramic materials and supplier of light-weight ceramic armor. The acquisition will boost our expertise in designing survivability solutions that already include work in specialty metals and composites.

9.     Earnings Per Share

      Basic and diluted earnings per share results for all periods presented were computed based on the net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share. The dilutive effect of stock options based on the treasury stock method were 968,000 in 2004 and 923,000 in 2003.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Information on Business Segments

      We operate in two reportable business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use earnings before interest and taxes as the measure of financial performance for each segment.

      Summary unaudited financial data for each of our business segments for the three months ended March 31, 2003 and 2004 follow:

     Business Segments

	Three months ended
	March 31,

	2003	2004

	(in thousands)
Sales:
Defense Systems	$340,583	$409,888
Ship Repair and Maintenance	125,940	137,189

Total sales	466,523	547,077
Earnings related to investments in foreign affiliates:
Defense Systems	5,549	5,816
Ship Repair and Maintenance	—	—

Total earnings related to investments in foreign affiliates	5,549	5,816
Depreciation and amortization:
Defense Systems	5,626	5,641
Ship Repair and Maintenance	4,169	4,031
Corporate	1,172	23

Total depreciation and amortization	10,967	9,695
Capital spending:
Defense Systems	2,155	3,353
Ship Repair and Maintenance	1,246	1,485
Corporate	—	218

Total capital spending	3,401	5,056
Income before interest and taxes:
Defense Systems	66,966	70,139
Ship Repair and Maintenance	7,370	6,727
Corporate	(3,797)	(4,372)

Total income before interest and taxes	70,539	72,494
Interest, net	(6,574)	(5,481)

Income before income taxes	$63,965	$67,013

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2003	2004

	(In thousands)
Total assets: (a)
Defense Systems	$852,863	$876,348
Ship Repair and Maintenance	438,575	462,084
Corporate and eliminations	299,726	266,162

Total assets	$1,591,164	$1,604,594

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

11.     Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

      The provision for income taxes for the three-month period ended March 31, 2004 and 2003 was $25.1 million and $25.6 million, respectively. The provision for taxes in 2004 reflects an effective tax rate of 37.5%.

12.     Related Party Transactions

      In October 1997, The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. as a wholly-owned entity in order to acquire our predecessor, United Defense, L.P. Beginning with our initial public offering in December 2001, Carlyle began to sell major portions of its United Defense holdings. On April 26, 2004 Carlyle announced the sale of its remaining 4.5 million United Defense shares. In connection with our initial public offering, we entered into agreements with Carlyle pursuant to which Carlyle entities had the right to designate up to four nominees for our Board of Directors, so long as Carlyle owned greater than 20% of our voting stock. By virtue of Carlyle’s sales of United Defense shares, such agreements have lapsed. Nonetheless, three individuals affiliated with Carlyle (Messrs. Carlucci, Conway, and Clare) have been re-elected to our Board of Directors at our annual meeting on April 13, 2004, and Carlyle may thereby continue to influence our operations.

      Commencing with Carlyle’s acquisition of United Defense in October 1997, we agreed to pay Carlyle for various management and consulting services under a management agreement between Carlyle and United Defense. The management agreement was terminated in March 2004, and in connection with the termination, we made a final payment of $3.0 million to Carlyle for services rendered from January 1, 2002 through March 31, 2004. We had not previously provided payment to Carlyle for services during this period.

      During the first quarter of 2004, we paid $55,000 to compensate three non-management members of our Board of Directors for service thereon.

      In June 2002 we entered into an agreement with CPU Technology, Inc. (“CPU/ T”) to purchase component and design services regarding electronic subsystems for the Bradley program. We currently have $1.4 million in purchase orders with CPU/ T. Certain Carlyle affiliates are minority stockholders of CPU/ T and collectively have the right to appoint two of the six members of CPU/ T’s board.

      We recognized $8.6 million and $2.7 million of royalties, license fees and technical service fees at March 31, 2003 and 2004, respectively, from our Turkish joint venture. We have also entered into an agreement with our Turkish joint venture to purchase approximately $2.9 million in miscellaneous parts and kits for our M113 vehicles and MK 25 canisters.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — March 31, 2004

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2003. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

      The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. in October 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. In July 2002 we acquired USMR from Carlyle. On April 30, 2004, Carlyle completed the sale of the final portion of its holdings of our common stock.

      We had a firm funded backlog of approximately $2.0 billion as of March 31, 2004, a substantial majority of which was derived from sole-source, prime contracts. Approximately 87% of our sales for the three months ended March 31, 2004 were to the U.S. Government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

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

      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, and some other matters are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. Our repair and maintenance contracts are a mix of fixed-price and cost-plus arrangements with a recent trend toward cost-plus. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD has the right to object to our costs as being unallowable in kind or amount, which can preclude recovery of these costs on both cost-plus and negotiated fixed-price contracts.

      There were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2003, other than normal additional funding as new contracts are negotiated and awarded.

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

	Three months ended
	March 31,

	2003(a)	2004

	(In millions)
Defense Systems:
Bradley Family of Vehicles	$89.8	$112.4
Naval Ordnance(b)	48.8	73.5
Vertical Launch Systems	22.0	28.8
Future Combat Systems(c)	43.2	67.4
Artillery Systems(d)	11.3	27.2
Combat, Engineering & Recovery Vehicles	39.4	24.9
Assault Amphibious Vehicles	29.5	7.0
Other	56.6	68.7

Total Defense Systems	340.6	409.9
Ship Repair and Maintenance	125.9	137.2

Total	$466.5	$547.1

(a)	2003 revenue by program modified for changes in program categories. No changes to segment or total year revenue.

(b)	Modified to include Bofors naval ordnance program revenues previously included in “Other”.

(c)	Future Combat Systems including Non Line-of-Sight Cannon previously included in “Artillery Systems.”

(d)	Modified to include Bofors artillery program revenues previously included in “Other” and move Future Combat Systems to separate category.

      For a more detailed description of our business and principal operating programs, see our Form 10-K for the year ended December 31, 2003.

Results of Operations

      The following table summarizes key income statement financial results:

	March 31,

	2003	2004

	(in thousands)
Revenue:
Defense Systems	$340,583	$409,888
Ship Repair and Maintenance	125,940	137,189

Total Revenue	466,523	547,077
Cost of sales:
Defense Systems	251,876	312,422
Ship Repair and Maintenance	110,707	122,665

Total cost of sales	362,583	435,087
Gross Profit:
Defense Systems	88,707	97,466
Ship Repair and Maintenance	15,233	14,524

Total gross profit	103,940	111,990
Gross profit % of sales:
Defense Systems	26.0%	23.8%
Ship Repair and Maintenance	12.1%	10.7%

Total gross profit % of sales	22.3%	20.5%
Selling, general and administrative expenses:
Defense Systems	$29,205	$30,962
Ship Repair and Maintenance	7,865	7,797

Total selling, general and administrative expenses	37,070	38,759
Research and development	1,880	6,553

Income from operations	64,990	66,678
Earnings related to investments in foreign affiliates	5,549	5,816
Interest income	914	973
Interest expense	(7,488)	(6,454)

Net interest expense	(6,574)	(5,481)

Income before income taxes	63,965	67,013

Provision for income taxes	25,586	25,130

Net income	$38,379	$41,883

Revenue

      Revenue of $547.1 million for the three months ended March 31, 2004 was $80.6 million, or 17% higher than the $466.5 million for the comparable period in 2003. Defense Systems segment revenue of $409.9 million was $69.3 million, or 20% higher than the $340.6 million in the first quarter of 2003 driven by higher Bradley upgrade fieldings, continued ramp-up in development programs including the Army’s Future Combat Systems (“FCS”) and the Navy’s new destroyer program, DD(X), and a surge in combat vehicle track shipments. Ship Repair and Maintenance segment revenue of $137.2 million was 9%, or $11.3 million higher than the same period in 2003.

Gross profit

      Gross profit of $112.0 million for the three-month period ended March 31, 2004 was $8.1 million, higher than the $103.9 million for the corresponding period in 2003. This increase was principally attributable to higher sales. Gross profit as a percentage of sales for the three months ended March 31, 2004 was 20.5% compared with 22.3% for the same period in 2003. The Defense Systems segment’s gross profit rate for the three months ended March 31, 2004 and 2003 was 23.8% and 26.0%, respectively. The lower gross profit rate in 2004 was due to a decline in royalties and technology fees from our Turkish joint venture and a shift in mix as lower margin development programs such as for FCS and DD(X) account for a higher percentage of total sales. The Ship Repair and Maintenance segment’s gross profit rate was 10.7% for the three months ended March 31, 2004 compared with 12.1% in the prior year period due primarily to timing of award fees on cost plus contracts and a sizeable decline in volume at one of the smaller sites resulting in a loss at that location through March.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended March 31, 2004 were $38.8 million, or $1.7 million higher than the $37.1 million for the same period in 2003. Higher retiree benefit costs, commissions, and the addition of expenses from acquisitions were the major contributors to the increase, but were partially offset by reduced amortization of intangible expense.

Research and development

      Research and development costs were $6.6 million for the three months ended March 31, 2004 compared with $1.9 million for the corresponding prior period. The increase was primarily associated with higher spending on several projects related to new market opportunities and a risk mitigation project.

Earnings from foreign affiliates

      Earnings from foreign affiliates of $5.8 million for the three months ended March 31, 2004 compares with $5.5 million for the same period last year.

Interest expense

      Net interest expense was $5.5 million in the three months ended March 31, 2004 compared with $6.6 million in the same period in 2003. The lower interest expense in 2004 was due to a lower debt level in 2004 and a lower interest rate on our variable rate debt.

Provision for Income Taxes

      The provision for income taxes for the three month period ended March 31, 2004 was $25.1 million compared with $25.6 million for the same prior period. The provision for income taxes is based on an estimated annual effective income tax rate of 37.5% and 40% for 2004 and 2003, respectively.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $32.9 million for the three-month period ended March 31, 2004 compared with $50.6 million in the same prior period, a $17.7 million decrease. The primary reason for the decrease was a higher accounts receivable balance at March 31, 2004 due to timing of billings and collections.

      Cash used in investing activities was $50.8 million for the three-month period ended March 31, 2004 compared with $3.4 million in the prior year period. The increase is primarily attributable to three acquisitions we made during the three-month period: Kaiser Compositek for $8.3 million, Cercom for $21.2 million, and Hawaii Shipyards for $16.3 million. We recently agreed to pay $6.5 million to purchase from the U.S. Navy its portion of the land and facility we currently operate in Fridley, Minnesota. This capital expenditure is expected to occur in the second quarter of 2004.

      Cash used in financing activities was $9.7 million for the three-month period ended March 31, 2004, compared with $0.5 million of cash provided in the same period in 2003. Debt repaid in the first quarter of 2004 was $13.0 million versus none in the same period in 2003. Proceeds from the exercise of stock options increased to $3.3 million in 2004.

      Based on current levels of operations and anticipated growth, we believe that our cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on debt, including payments due under our senior credit facility, for the foreseeable future. Additionally, the cash on hand is sufficient to permit the company to execute a recently authorized share repurchase of up to $100 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — March 31, 2004

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

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of March 31, 2004 the weighted average interest rate on the $82.4 million Term A borrowings and on the $481.5 million Term B borrowings was 3.05%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million, with a final payment due on August 13, 2007. On April 29, 2004, we made a mandatory $9.9 million debt repayment to the Term A lenders pursuant to the excess cash flow provisions in the current credit facility. This payment eliminates the amortization payment due to the Term A lenders on June 30, 2004 and reduces the Term A amortization due on September 30, 2004 by $3.6 million. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million beginning on March 31, 2004 until June 30, 2007, and $49.4 million each quarter thereafter, with the final payment being due on August 13, 2009.

      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The specified contract amount of this interest rate swap agreement is $173 million. The agreement entitles us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which is based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeds 6%, the base interest rate is adjusted to the then effective LIBOR up to a maximum of 8%. USMR had also entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings. The specified amount of the agreement was $20 million which matured on January 29, 2004. The net cash amounts paid or received on these agreements are accrued and recognized as an adjustment to interest expense.

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, from time to time we make investments in unconsolidated entities, the largest of which has been the 51% ownership position we have held in our Turkish affiliate since 1989. As we do not control or manage such entities, the disclosure controls and procedures with respect thereto may be substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART II

OTHER INFORMATION

March 31, 2004

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer.

32.2 Certification of Chief Financial Officer.

      (b) Reports on Form 8-K

On January 27, 2004, we filed a report on Form 8-K to include our fourth quarter earnings press release.

On February 24, 2004, we filed a report on Form 8-K indicating that we had entered into an underwriting agreement with J. P. Morgan Securities, Inc. in connection with the public offering of up to 7,000,000 shares of our common stock by certain named selling shareholders.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DEFENSE INDUSTRIES, INC.
(registrant)

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: May 3, 2004