Form 10-Q
period 2004-06-30
UNITED DEFENSE INDUSTRIES INC
filed 2004-08-02
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      At July 23, 2004 there were 52,854,692 shares outstanding of the Registrant’s common stock, par value $.01 per share.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$286,730	$274,546
Trade receivables, net	168,625	221,848
Long-term contract inventories	389,394	352,277

Other current assets	20,127	15,700
Total current assets	864,876	864,371
Property, plant and equipment, net	181,283	195,506
Goodwill, net	342,843	363,582
Intangible assets, net	14,222	13,705
Prepaid pension and postretirement benefit cost	128,997	125,810
Restricted cash	12,244	11,676
Other assets	46,699	30,954

Total assets	$1,591,164	$1,605,604

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$52,043	$48,495
Accounts payable, trade and other	124,502	110,848
Advanced payments	462,304	454,201
Deferred tax liability	16,280	17,852
Accrued and other liabilities	133,963	132,262

Total current liabilities	789,092	763,658
Long-term liabilities:
Long-term debt, net of current portion	524,946	498,926
Accrued pension and postretirement benefit cost	51,538	47,531
Deferred tax liability	17,695	20,773
Other liabilities	80,812	80,369

Total liabilities	1,464,083	1,411,257
Commitments and contingencies Stockholders’ equity:
Common stock $.01 par value, 150,000,000 shares authorized; 52,220,189 issued and outstanding at December 31, 2003; 52,839,822 and 51,971,022, issued and outstanding, respectively, at June 30, 2004	522	518
Additional paid-in-capital	183,337	196,768
Deferred compensation	(197)	(4,054)
Retained (deficit) earnings	(54,304)	2,200
Accumulated other comprehensive loss	(2,277)	(1,085)

Total stockholders’ equity	127,081	194,347

Total liabilities and stockholders’ equity	$1,591,164	$1,605,604

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Revenue:
Sales	$553,453	$576,306	$1,019,976	$1,123,383
Costs and expenses:
Cost of sales	447,180	455,216	809,763	890,303
Selling, general and administrative expenses	41,868	38,372	78,938	77,131
Research and development	4,155	9,225	6,035	15,778

Total expenses	493,203	502,813	894,736	983,212

Income from operations	60,250	73,493	125,240	140,171
Earnings related to investments in foreign affiliates	6,106	560	11,655	6,376
Interest income	983	933	1,897	1,906
Interest expense	(7,213)	(6,448)	(14,701)	(12,902)

Total other expense	(124)	(4,955)	(1,149)	(4,620)

Income before income taxes	60,126	68,538	124,091	135,551
Provision for income taxes	24,050	27,735	49,636	52,865

Net income	$36,076	$40,803	$74,455	$82,686

Earnings per common share-basic	$0.70	$0.78	$1.44	$1.58

Weighted average common shares outstanding	51,887,761	52,405,438	51,809,472	52,402,577
Earnings per common share-diluted	$0.68	$0.765	$1.41	$1.55

Weighted average common shares outstanding	52,783,806	53,338,275	52,696,743	53,349,444

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Additional		Retained	Other
	Common	Paid-In	Deferred	(Deficit)	Comprehensive
	Stock	Capital	Compensation	Earnings	(Loss)/Gain	Total

Balance, December 31, 2003	$522	$183,337	$(197)	$(54,304)	$(2,277)	$127,081
Amortization of deferred stock compensation			657			657
Issuance of restricted stock awards		4,514	(4,514)			—
Exercise of stock options	5	7,798				7,803
Tax benefit from stock options		4,105				4,105
Stock repurchased	(9)	(6,028)		(23,140)		(29,177)
Net foreign currency translation					(987)	(987)
Change in fair value of foreign currency and interest rate hedges, net of tax					2,179	2,179
Net income for period ended June 30, 2004				82,686		82,686

Total comprehensive income						83,878

Balance, June 30, 2004	$518	$193,726	$(4,054)	$5,242	$(1,085)	$194,347

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,

	2003	2004

Operating activities
Net income	$74,455	$82,686
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,410	14,367
Amortization of software	2,415	2,532
Amortization of other intangibles	6,595	3,674
Amortization of financing costs	1,549	1,622
Deferred tax provision	30,280	4,728
Changes in assets and liabilities:
Trade receivables	4,713	(47,978)
Inventories	63,480	42,508
Other assets	(777)	20,944
Prepaid pension and postretirement benefit cost	(2,150)	3,187
Accounts payable, trade and other	(30,501)	(10,441)
Advanced payments	(54,933)	(10,340)
Accrued and other liabilities	(13,091)	1,130
Accrued pension and postretirement benefit cost	3,355	(3,334)

Cash provided by operating activities	98,800	105,285

Investing activities
Capital expenditures	(23,762)	(19,662)
Purchase of Kaiser Compositek, Cercom and Hawaii Shipyards	—	(44,412)

Cash used in investing activities	(23,762)	(64,074)

Financing activities
Payments on long-term debt	—	(29,569)
Proceeds from sale of common stock	1,592	7,803
Common stock repurchased	—	(29,177)

Cash provided (used in) financing activities	1,592	(50,943)

Effect of exchange rate changes on cash	4,424	(2,452)

Increase (decrease) in cash and cash equivalents	81,054	(12,184)
Cash and cash equivalents, beginning of year	106,802	286,730

Cash and cash equivalents, end of period	$187,856	$274,546

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.	Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2003 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of June 30, 2004 and the results of operations for the three months and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

     Stock-Based Compensation

      At June 30, 2004, we had a stock-based employee compensation plan, which is described more fully in our Form 10K for the year ended December 31, 2003. On April 13, 2004 our stockholders approved an amendment and restatement of our stock-based plan, renamed the Incentive Award Plan, in order to (i) reserve an additional 2,000,000 shares for use under the plan, (ii) qualify the plan for certain awards pertaining to Sec. 162(m) of the Internal Revenue Code, and (iii) add the ability to make grants of other equity-based compensation. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. On January 20, 2004, the Board of Directors authorized issuance of 141,000 shares of restricted stock and new stock options to purchase 500,000 common shares at an exercise price of $31.80. The compensation recorded in the financial

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements reflects the amortization based on vesting of stock options and restricted stock. The following table illustrates the effect on net income and earnings per share if we had elected to apply the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2003

	(In thousands, except per share data)
Reported net income	$36,076	$40,803	$74,455	$82,686
Add back: Compensation expense recorded, net of related tax effects	12	231	24	394
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,049)	(1,619)	(2,098)	(3,066)

Pro forma net income	$35,039	$39,415	$72,381	$80,014

Earnings per share:
Basic — as reported	$0.70	$0.78	$1.44	$1.58

Basic — pro forma	$0.68	$0.75	$1.40	$1.53

Diluted — as reported	$0.68	$0.77	$1.41	$1.55

Diluted — pro forma	$0.66	$0.74	$1.37	$1.50

     Stock Repurchase

      In April 2004, the Board of Directors authorized the repurchase of up to $100 million of our common stock. During the second quarter of 2004 we repurchased 868,800 shares at an aggregate cost of $29.2 million.

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

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

3.	Investments in Affiliated Companies

      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. (“FNSS”), is accounted for using the equity method because we do not control it due to our partner’s veto rights over certain decisions, although we do have the ability to exercise influence over its operating and financial policies. Our share of the earnings from our investment in Turkey was $6.1 million and $0.6 million for the three months ended June 30, 2003 and 2004, and $11.7 million and $6.4 million for the six months ended June 30, 2003 and 2004. Our reported earnings from FNSS potentially could have been $5.3 million higher. However, a dividend payment from FNSS in 2005 is unlikely and since FNSS does not have a contract for production beyond 2004, its ability to pay dividends in future years is unclear. Consequently this deterioration in the outlook for recoverability of our investment in FNSS is viewed as other than temporary. Limiting our FNSS-derived income to the level recorded to date results in eliminating our investment balance in FNSS.

      The following table reports financial results from our joint venture in Turkey (FNSS).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands)
Sales	$77,879	$62,081	$119,732	$113,688
Cost of sales	36,910	29,274	57,290	53,509
Net income	11,082	11,725	20,340	23,130

4.	Comprehensive Income

      Comprehensive income was $74.5 million and $83.9 million for the six-month periods ended June 30, 2003 and 2004, respectively. Comprehensive income consists primarily of net income, net foreign currency translation adjustments and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

5.	Long-Term Debt

      In August 2001, we entered into a credit facility with various banks that included $600 million of term loan facilities and a $200 million revolving credit facility. In July 2002 we amended the credit facility to borrow an additional $300 million for the purchase of United States Marine Repair, Inc. (“USMR”). We incurred $5.5 million in additional financing fees that have been deferred and amortized over the remaining term of the credit facility using the effective interest method.

      Outstanding borrowings on the term loan facilities were $547 million at June 30, 2004. The facilities bear interest at variable rates with a weighted average rate of 3.42% at June 30, 2004. These loans are due through 2009 and provide for quarterly principal and interest payments. Principal payments of $29.6 million were made during the first half of 2004.

6.	Pension and Other Post Retirement Benefits

      At December 31, 2003, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 6.5% to 6.0%. On January 1, 2004 the rate of return assumption used for the actuarial estimates of these benefit programs was unchanged at 8.5%.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of Net Periodic Benefit Cost for the three months and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	2003	2004	2003	2004	2003	2004	2003	2004

Service Cost	$4,445	$4,775	$369	$386	$8,890	$9,551	$739	$772
Interest Cost	10,381	10,696	829	838	20,762	21,392	1,658	1,676
Expected return on plan assets	(13,559)	(14,154)	(1,300)	(1,363)	(27,118)	(28,308)	(2,600)	(2,726)
Amortization of prior service costs	448	458	34	34	896	917	69	68
Amortization of net loss	556	1,390	1	5	1,112	2,779	1	10

Net periodic benefit cost (income)	$2,271	$3,165	$(67)	$(100)	$4,542	$6,330	$(134)	$(200)

7.	Commitments and Contingencies

     Termination Claims

      In 1994 the Crusader program was initiated to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. During the lifetime of the program, we were the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. The Army gave us formal notice of termination on August 7, 2002, and we subsequently received Army funding to accomplish an orderly closeout of Crusader activities and transition key Crusader technologies to the Future Combat Systems (“FCS”) Non Line of Sight-Cannon (“NLOS-C”) program. The Crusader termination resulted in a reduction to our workforce of approximately 180 employees. Through the period ended June 30, 2004, we incurred and invoiced the U.S. Government for $39.2 million of termination costs, of which $36.2 million has been recovered from the U.S. Government. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army which we expect to conclude in due course.

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

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that we expect to have a material adverse effect on our results of operations or financial condition.

     Environmental Matters

      We incur costs annually to comply with environmental laws. Operating and maintenance costs associated with environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (“Allowable Costs”).

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consist of Allowable Costs. However, as of June 30, 2004, we had accrued approximately $33 million to cover any investigation and/or remediation costs that may not be Allowable Costs. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of costs accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts.

      One of our largest shipyards is located in San Diego, California. Pursuant to a demand from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 million to $9 million, although it is conceivable that costs could be as high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9 million of such remediation costs, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also, a further $15 million escrow fund was established in our 2002 acquisition of USMR, which we believe is available in respect of USMR’s sediment exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure at San Diego.

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility was historically owned by the U.S. Navy (the “Navy property”), but had been operated by us under contract with and on behalf of the Navy. In June 2004 we purchased the Navy property and most of the associated equipment for $6.5 million. Since the early 1980’s, the Navy has expended more than $29 million in site investigation and remediation costs on the property, and the Navy has indicated that it anticipates spending a further $10.3 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of its remediation expenses at Fridley, and offered to resolve the matter if we would pay approximately $8.4 million for such purpose. We dispute any responsibility for such costs, and also believe that any remediation costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved.

8.	Acquisitions

      On February 5, 2004, we completed the acquisition of the assets of Kaiser Compositek, Inc. (“KCI”) for an initial purchase price of $8.3 million. KCI, located in Brea, California, is a provider to government and industry sectors with particular emphasis on primary structures fabricated with polymeric composites. The acquisition is expected to enhance and expand our development of advanced weapon systems and combat vehicles.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 1, 2004 we purchased certain assets and liabilities of the Pearl Harbor, Hawaii Ship repair operations of Pacific Shipyards International, LLC and Honolulu Shipyards, Inc. for a purchase price after adjustments of $15 million. The Pearl Harbor ship repair business is being operated by a newly formed subsidiary, Hawaii Shipyards, Inc. (“HSI”), which positions USMR as the largest private supplier of ship repair and overhaul services for naval vessels stationed in Pearl Harbor, Hawaii, which is the third largest homeport for naval vessels. Principals of the predecessor entity serve as directors of HSI.

      On March 1, 2004 we completed the acquisition of Cercom, Inc. of Vista, California for the purchase price of $21.2 million. Cercom is a producer of advanced ceramic materials and supplier of light-weight ceramic armor. The acquisition is expected to enhance our market presence regarding survivability solutions in specialty metals and composites.

9.	Earnings Per Share

      Basic and diluted earnings per share results for all periods presented were computed based on the net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share. The dilutive stock options for the quarters ended June 30, 2004 and 2003 were 932,837 and 896,045, respectively and for the six months ended June 30, 2004 and 2003 were 946,867 and 887,271, respectively.

10.	Information on Business Segments

      We operate in two reportable business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use earnings before interest and taxes as the measure of financial performance for each segment.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary unaudited financial data for each of our business segments for the three months and six months ended June 30, 2003 and 2004 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands)
Sales:
Defense Systems	$435,421	424,776	776,004	834,664
Ship Repair and Maintenance	118,032	151,530	243,972	288,719

Total sales	553,453	576,306	1,019,976	1,123,383
Earnings related to investments in foreign affiliates:
Defense Systems	6,106	560	11,655	6,376
Ship Repair and Maintenance	—	—	—	—

Total earnings related to investments in foreign affiliates	6,106	560	11,655	6,376
Depreciation and amortization:
Defense Systems	6,107	5,729	11,733	11,370
Ship Repair and Maintenance	4,175	5,129	8,344	9,160
Corporate	1,171	20	2,343	43

Total depreciation	11,453	10,878	22,420	20,573
Capital spending:
Defense Systems	4,785	12,337	6,940	15,690
Ship Repair and Maintenance	15,544	2,249	16,790	3,734
Corporate	32	20	32	238

Total capital spending	20,361	14,606	23,762	19,662
Income before interest and taxes:
Defense Systems	62,804	68,849	129,770	138,988
Ship Repair and Maintenance	9,155	9,117	16,525	15,844
Corporate	(5,603)	(3,913)	(9,400)	(8,285)

Total income before interest and taxes	66,356	74,053	136,895	146,547
Interest, net	(6,230)	(5,515)	(12,804)	(10,996)

Income before income taxes	$60,126	$68,538	$124,091	$135,551

	December 31,	June 30,

	2003	2004

	(In thousands)
Total assets: (a)
Defense Systems	$852,863	853,763
Ship Repair and Maintenance	438,575	466,902
Corporate and eliminations	299,726	284,939

Total assets	$1,591,164	1,605,604

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

      The provisions for income taxes for the three and six months ended June 30, 2004 were $27.7 million and $52.9 million, respectively, which increased by $3.7 million and $3.2 million, respectively from the same periods in 2003 primarily due to higher taxable income. The income tax provision in 2004 reflects an effective tax rate of 39%.

12.	Related Party Transactions

      In October 1997, The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. as a wholly-owned entity in order to acquire our predecessor, United Defense, L.P. Beginning with our initial public offering in December 2001, Carlyle began to sell major portions of its United Defense holdings. On April 30, 2004 Carlyle completed the sale of its remaining 4.5 million United Defense shares. In connection with our initial public offering, we entered into agreements with Carlyle pursuant to which Carlyle had the right to designate up to four nominees for our Board of Directors, so long as Carlyle owned greater than 20% of our voting stock. By virtue of Carlyle’s sales of United Defense shares, such agreements have lapsed. Nonetheless, three individuals affiliated with Carlyle (Messrs. Carlucci, Clare, and Conway) were re-elected to our Board of Directors at our annual meeting on April 13, 2004, and Carlyle may thereby continue to influence our operations.

      Commencing with Carlyle’s acquisition of United Defense in October 1997, we agreed to pay Carlyle for various management and consulting services under a management agreement with Carlyle. The management agreement was terminated in March 2004, and in connection with the termination, we made a final payment of $3.0 million to Carlyle for services rendered from January 1, 2002 through March 31, 2004. We had not previously paid to Carlyle for services during this period.

      In June 2002 we entered into an agreement with CPU Technology, Inc. (“CPU/ T”) to purchase component and design services regarding electronic subsystems for the Bradley program. We currently have $2.8 million in purchase orders with CPU/ T. Certain Carlyle affiliates are minority stockholders of CPU/ T and collectively have the right to appoint two of the six members of CPU/ T’s board.

      We recognized $9.1 million and $6.3 million of royalties, license fees and technical service fees during the six month periods ended June 30, 2003 and 2004, respectively, from our Turkish joint venture.

      Our subsidiary, HSI, makes purchases of goods and services from various entities which are owned and controlled by its current officers or directors. Purchases are made pursuant to teaming agreements, other preferred supplier agreements, and purely competitive procurements. The aggregate amount of purchases by HSI from all related party businesses during the three and six month periods ended June 30, 2004 were $1.7 million and $1.8 million respectively. It is our policy that any transactions with related parties be on terms that are no less favorable than those available from unrelated third parties. The transactions with related parties entered into by our subsidiary HSI are on terms that we believe are consistent with this policy.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — June 30, 2004

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2003, our quarterly report on Form 10-Q for the quarter ended March 31, 2004, and our Prospectus Supplement dated April 26, 2004. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

      We had a firm funded backlog of approximately $2.2 billion as of June 30, 2004, a substantial majority of which was derived from sole-source, prime contracts. Approximately 81% of our sales for the six months ended June 30, 2004 were to the U.S. Government, primarily to agencies of the DoD (excluding sales conducted under DoD Foreign Military Sales programs), or through subcontracts with other government contractors.

      Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity. Period-to-period comparisons are also affected by acquisitions where the results of operations for the acquired business are included in our results only for periods subsequent to the date of acquisition.

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

      There were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2003, other than normal additional funding as new contracts are negotiated and awarded, and the Mk-38 Minor Caliber Gun System program described below. See, however, the discussion under “Emerging Trends and Uncertainties” below.

     Mk-38 Minor Caliber Gun System

      In June 2004, we received a contract for production, engineering support and spares for the MK 38 Mod 2 Machine Gun System Alteration program from the U.S. Navy with a value that could reach $395.5 million. This is our first major award for a minor caliber gun. The Mk 38 Machine Gun System is used aboard U.S. Navy surface combatant ships for ship self-protection. The current gun system features a 25-mm man-operated cannon that is not stabilized. Under this program, we will upgrade the 25-mm cannon with a fully stabilized gun mount that can be fired remotely. The gun mount includes on-board target acquisition capabilities that can detect targets and control the fire of the gun.

      Under the contract, we expect to receive orders for Mk 38 Mod 2 Machine Gun Systems throughout the life of the contract through 2010. We have received the first order, totaling $6.8 million under this contract, for eight upgraded Mk 38 Mod 2 Machine Gun Systems and spares, to be delivered in late 2004. Under the terms of the contract, the Navy can order additional Mk 38s and support through 2010, up to the $395.5 million contract ceiling.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003(a)	2004	2003(a)	2004

	(In millions)		(In millions)
Defense Systems:
Bradley Family of Vehicles	$121.0	$98.2	$210.8	$210.6
Naval Ordnance(b)	78.2	85.4	127.0	158.9
Vertical Launch Systems	27.3	32.3	49.3	61.1
Future Combat Systems(c)	37.2	48.9	80.4	116.3
Artillery Systems(d)	44.3	35.9	55.6	63.1
Combat, Engineering & Recovery Vehicles	26.9	20.8	66.3	45.7
Assault, Amphibious Vehicles	32.9	10.0	62.4	17.0
Other	67.6	93.3	124.2	162.0

Total Defense Systems	435.4	424.8	776.0	834.7
Ship Repair and Maintenance	118.1	151.5	244.0	288.7

Total	$553.5	$576.3	$1,020.0	$1,123.4

(a)	2003 revenue by program modified for changes in program categories. No changes to segment or total period revenue.

(b)	Modified to include Bofors naval ordnance program revenues previously included in “Other”.

(c)	Future Combat Systems including Non Line-of-Sight Cannon previously included in “Artillery Systems”

(d)	Modified to include Bofors artillery program revenues previously included in “Other” and move Future Combat Systems to separate category.

      For a more detailed description of our business and principal operating programs, see our Form 10-K Report for the year ended December 31, 2003.

Emerging Trends and Uncertainties

      We expect our Turkish joint venture entity, FNSS, to complete its existing vehicle production contracts by December 31, 2004. Although FNSS is pursuing opportunities for further combat vehicle work, no contracts have yet been signed, and we accordingly expect FNSS to experience at least a break in production work beginning at year end. (If FNSS is ultimately unsuccessful at obtaining further contracts, of course, that break would most likely turn into a permanent shutdown.) Under such circumstances, we discontinued recording our share of earnings from FNSS in the second quarter, and would also expect royalty income from the venture to cease during the first quarter of 2005. The discontinuance of FNSS earnings from the remainder of 2004 would, unless replaced by other sources, cause our profit before tax for the year to decline by approximately $20 million from 2003. If neither earnings nor royalties should resume from FNSS during 2005, our profit before tax for the year would, unless replaced by other sources, decline by approximately $13 million from 2004.

      Regarding our U.S. land combat vehicle business, we have previously noted that the period during which the U.S. Army continues to award significant work on Current Force vehicles which we produce, such as the Bradley, may not dovetail with the period during which the Army begins to call for production of replacement designs, such as the Manned Ground Vehicles envisioned for the Future Combat Systems (“FCS”) program. (See “Management’s Discussion and Analysis — Emerging Trends and Uncertainties — Land Combat Vehicles” in our Report on Form 10-K for the year ended December 31, 2003.) To the extent that a substantial gap were to develop between the completion of Bradley work and the commencement of FCS production, we have noted that a prolonged suspension of production could reduce our workforce and employee skill base and necessitate the contraction of our manufacturing facilities.

      Recent developments regarding both the Bradley and FCS programs, taken in combination, may affect the risk of a production suspension. Regarding FCS, the Army has announced a restructuring of the program intended to (i) accelerate the movement of some FCS technologies into Current Force vehicles, (ii) obtain pre-production artillery vehicles (the NLOS-C vehicle, for which we have design responsibility) by 2008 and begin regular fielding of the vehicles by 2010, and (iii) postpone the fielding of most other new FCS vehicles to 2014. Regarding the Bradley program, Congress recently included $275 million for further Bradley modernization in its FY05 appropriation for DoD, which we believe would provide continued production work for us until mid-2007. Also, the Army has proposed to restructure its combat force in a way which would call for the modernization of 600 or more additional Bradleys. The Army has not yet indicated when it would seek such modernization funding, nor the exact configuration to which the additional vehicles would be modernized, but much of our prior Bradley modernization work has generated revenues of $1 million or more per vehicle. The modernization of the additional Bradleys, if ultimately approved by DoD, funded by Congress, and awarded to us, would likely be performed over approximately a three-year period beginning during 2005. The combined effect of the FCS and Bradley developments would most likely be to at least postpone the risk of a production suspension.

Results of Operations

      The following table summarizes key income statement financial results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands)		(In thousands)
Revenue:
Defense Systems	$435,422	$424,776	$776,004	$834,664
Ship Repair and Maintenance	118,031	151,530	243,972	288,719

Total Revenue	553,453	576,306	1,019,976	1,123,383
Cost of sales:
Defense Systems	346,441	322,234	598,318	634,655
Ship Repair and Maintenance	100,739	132,982	211,445	255,648

Total cost of sales	447,180	455,216	809,763	890,303
Gross Profit:
Defense Systems	88,981	102,542	177,686	200,009
Ship Repair and Maintenance	17,292	18,548	32,527	33,071

Total gross profit	106,273	121,090	210,213	233,080
Gross profit % of sales:
Defense Systems	20.4%	24.1%	22.9%	24.0%
Ship Repair and Maintenance	14.7%	12.2%	13.3%	11.5%
Total gross profit % of sales	19.2%	21.0%	20.6%	20.7%
Selling, general and administrative expenses:
Defense Systems	$33,731	$28,942	$62,936	$59,904
Ship Repair and Maintenance	8,137	9,430	16,002	17,227

Total selling, general and administrative expenses	41,868	38,372	78,938	77,131
Research and development	4,155	9,225	6,035	15,778

Income from operations	60,250	73,493	125,240	140,171
Earnings related to investments in foreign affiliates	6,106	560	11,655	6,376
Interest income	983	933	1,897	1,906
Interest expense	(7,213)	(6,448)	(14,701)	(12,902)

Net interest expense	(6,230)	(5,515)	(12,804)	(10,996)

Income before income taxes	60,126	68,538	124,091	135,551

Provision for income taxes	24,050	27,735	49,636	52,865

Net income	$36,076	$40,803	$74,455	$82,686

     Revenue

      Revenue of $576.3 million for the three months ended June 30, 2004 was $22.8 million, or 4% higher than the $553.5 million for the comparable period in 2003. Defense Systems segment revenue of $424.8 million was $10.6 million lower than the $435.4 million in the second quarter of 2003 driven by timing of Bradley and Assault Amphibious Vehicle deliveries. Ship Repair and Maintenance segment revenue of $151.5 million was $33.5 million, or 28.4% higher than the same period in 2003 when our U.S. Navy workload was partially disrupted due to the deployment of vessels for Operation Iraqi Freedom. In addition, higher sales in the quarter ended June 30, 2004 reflect continued focus by the U.S. Navy on ship maintenance in anticipation of future operations.

      Revenue of $1.1 billion for the six months ended June 30, 2004 was $103.4 million, or 10.1% higher than the same six month period in 2003. Ship Repair and Maintenance segment revenue was $288.7 million, or 18.3% higher than the same period in 2003 due partially to the 2003 deployment of vessels for Operation Iraqi Freedom and partially to the 2004 U.S. Navy focus on ship maintenance in anticipation of future operations. Defense Systems segment revenue for the six months ended June 30, 2003 of $834.7 million was $58.7 million, or 7.6% higher than the year-earlier period driven by increased DD(X) Advanced Gun System (“AGS”) and FCS development work, as well as a surge in deliveries of vehicle components and spare parts.

     Gross profit

      Gross profit of $121.1 million for the three-month period ended June 30, 2004 was $14.8 million higher than the $106.3 million for the corresponding period in 2003. Gross profit as a percentage of sales for the three months ended June 30, 2004 was 21.0% compared with 19.2% for the same period in 2003. The Defense Systems segment’s gross profit rate for the three months ended June 30, 2004 and 2003 was 24.1% and 20.4%, respectively. The higher gross profit rate in 2004 was due to an increase in royalties from our Turkish joint venture and improved operating margins throughout the segment. The Ship Repair and Maintenance segment’s gross profit rate was 12.2% for the three months ended June 30, 2004 compared with 14.7% in the prior year period due primarily to the timing of award fees on cost plus contracts.

      Gross profit of $233.1 million for the six months ended June 30, 2004 was $22.9 million higher than the $210.2 million for the same period in 2003. Gross profit as a percent of sales for the six months ended June 30, 2004 was 20.7% compared with 20.6% in the same prior period. The Defense Systems segment gross profit rate for the six months ended June 30, 2004 and 2003 was 24.0% and 22.9%, respectively. The higher gross profit rate in 2004 was due to improved profit margins on production and spare part contracts. The Ship Repair and Maintenance segment gross profit as a percent of sales for the six months ended June 30, 2004 and 2003 was 11.5% and 13.3%, respectively. The lower gross profit rate in 2004 is due primarily to the timing of award fees.

     Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended June 30, 2004 were $38.4 million, or $3.5 million lower than the $41.9 million for the same period in 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 were $77.1 million and $78.9 million, respectively. The reduction is due primarily to reduced amortization of intangible expense and higher proposal costs in 2003 associated with the FCS program.

     Research and development

      Research and development spending was $9.2 million for the three months ended June 30, 2004 compared with $4.2 million for the corresponding prior period. Research and development spending for the six months ended June 30, 2004 and 2003 was $15.8 million and $6.0 million, respectively. These increases were primarily associated with higher spending on several projects related to new market opportunities such as for active protection and a risk mitigation project.

     Earnings from foreign affiliates

      Earnings from foreign affiliates was $0.6 million for the three months ended June 30, 2004, a decrease of $5.5 million from the $6.1 million for the same period last year. Earnings from foreign affiliates in the six months ended June 30, 2004 and 2003 were $6.4 million and $11.7 million, respectively. Due to the diminished outlook for the receipt of future dividends from FNSS, our Turkish joint venture, we discontinued recording our share of earnings from FNSS in the second quarter of 2004.

     Interest expense

      Net interest expense was $5.5 million in the three months ended June 30, 2004 compared with $6.2 million in the same period in 2003. Net interest expense for the six month period ended June 30, 2004 and 2003 was $11.0 million and $12.8 million, respectively. The lower interest expense in 2004 was primarily due to a lower debt level in 2004.

     Provision for Income Taxes

      The income tax provision for the three-month period ended June 30, 2004 was $27.7 million compared with $24.1 million for the same prior period. The income tax provisions for the six months ended June 30, 2004 and 2003 were $52.9 million and $49.6 million, respectively. The provision for income taxes is based on an estimated annual effective income tax rate of 39% and 40% for 2004 and 2003, respectively.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $105.3 million for the six-month period ended June 30, 2004 compared with $98.8 million in the same prior period, a $6.5 million increase. The primary reason for the increase was higher net income.

      Cash used in investing activities was $64.1 million for the six-month period ended June 30, 2004 compared with $23.7 million in the prior year period. The increase is primarily attributable to three acquisitions we made during the six-month period: Kaiser Compositek for $8.3 million, Cercom for $21.2 million, and Hawaii Shipyards for $15 million. Additionally, in June, 2004 we completed a $6.5 million purchase from the U.S. Navy for its portion of the land and facility which we operate in Fridley, Minnesota.

      Cash used in financing activities was $50.9 million for the six-month period ended June 30, 2004, compared with $1.6 million of cash provided in the same period in 2003. We purchased $29.2 million in shares of United Defense stock under a stock repurchase program initiated during the second quarter of 2004. In addition, our debt repayment during the six-month period ended June 30, 2004 was $29.6 million versus none in the same period in 2003 per our repayment schedule. Proceeds from the exercise of stock options increased to $7.8 million in 2004.

      Based on current levels of operations and anticipated growth, we believe that our cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on debt, including payments due under our senior credit facility, for the foreseeable future. Additionally, the cash on hand is sufficient to permit the company to continue to execute a share repurchase of up to the remaining $70.8 million authorized by our Board of Directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — June 30, 2004

      All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Forward Currency Exchange Risk

      We conduct some of our operations outside the United States in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short-term and long-term foreign currency-denominated transactions, we enter into foreign currency forward exchange contracts. We do not enter into foreign currency forward exchange contracts for trading purposes.

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of June 30, 2004 the weighted average interest rate on the $72.5 million Term A borrowings and on the $474.9 million Term B borrowings was 3.42%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million, with a final payment due on August 13, 2007. On April 29, 2004, we made a mandatory $9.9 million debt repayment to the Term A lenders pursuant to the excess cash flow provisions in the current credit facility. This payment eliminated the amortization payment due to the Term A lenders on June 30, 2004 and reduces the Term A amortization due on September 30, 2004 by

$3.6 million. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million beginning on March 31, 2004 until June 30, 2007, and $49.4 million each quarter thereafter, with the final payment being due on August 13, 2009.

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

      As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

PART II

OTHER INFORMATION

June 30, 2004

Item 2.	Repurchase of Common Stock by the Issuer

      The following table provides the information related to our repurchase of common stock starting in May 2004.

				(In thousands)
			Total Number	Approximate Dollar
			of Shares (or Units)	Value of Shares (or
	Total Number	Average	Purchased as Part of	Units) that may yet
	of Shares (or Units)	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs

April 1 to April 30, 2004	0	$—	0	$100,000
May 1 to May 30, 2004	269,500	34.30	269,500	90,756
June 1 to June 30, 2004	599,300	33.26	599,300	70,823

      In March 2004, the board of directors authorized the purchase of up to $100 million of our common stock. The repurchase plan was announced on March 5, 2004 and expires on March 5, 2005. During the second quarter of 2004 we repurchased 868,800 shares at an aggregate cost of $29.2 million.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on April 13, 2004. The matters voted upon at the meeting and the corresponding results are set forth below.

      1. The election of nine directors to hold office until next annual meeting of stockholders and until their respective successors have been elected or appointed:

	For	Withheld

Frank C. Carlucci	31,414,237	18,534,302
Peter J. Clare	48,068,506	1,880,033
William E. Conway, Jr.	49,157,168	791,371
C. Thomas Faulders, III	48,093,621	1,854,918
Robert J. Natter	49,816,316	132,223
J.H. Binford Peay, III	47,683,222	1,165,317
Thomas W. Rabaut	49,499,580	445,959
Francis Raborn	49,157,168	791,371
John M. Shalikashvili	30,874,057	19,074,482

      2. Stockholder approval of the amendment and restatement of the United Defense Stock Option Plan to (i) increase the number of shares issuable under the plan by 2,000,000 shares, (ii) qualify the plan for awards which may satisfy the requirements of performance based compensation under Section 162(m) of the Internal Revenue Code of 1986 as amended, and (iii) add the ability to make grants of other equity-based compensation.

For	Against	Abstain	Broker Non-Votes

41,349,607	4,570,100	56,031	3,972,801

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.23 Amended and restated Stock Option Plan (Incentive Award Plan).

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer.

32.2 Certification of Chief Financial Officer.

      (b) Reports on Form 8-K

On April 22, 2004, we filed a report on Form 8-K to include our first quarter earnings press release.

On May 3, 2004, we filed a report on Form 8-K indicating that we had entered into an underwriting agreement with J. P. Morgan Securities, Inc. in connection with the public offering of up to 4,535,571 shares of our common stock by certain named selling shareholders.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DEFENSE INDUSTRIES, INC.
(registrant)

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: August 2, 2004