Form 10-Q
period 2004-09-30
UNITED DEFENSE INDUSTRIES INC
filed 2004-11-05
CIK 1051719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      At October 29, 2004 there were 50,720,247 shares outstanding of the Registrant’s common stock, par value $.01 per share.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$286,730	$319,617
Trade receivables, net	168,625	172,234
Long-term contract inventories	392,850	320,452
Other current assets	20,127	18,539

Total current assets	868,332	830,842
Property, plant and equipment, net	181,283	194,626
Goodwill, net	342,843	362,479
Intangible assets, net	14,222	11,728
Prepaid pension and postretirement benefit cost	128,997	122,836
Restricted cash	12,244	12,053
Other assets	49,587	30,156

Total assets	$1,597,508	$1,564,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52,043	$52,043
Accounts payable, trade and other	124,502	97,561
Advanced payments	462,304	379,580
Current tax liability	—	13,394
Deferred tax liability	16,280	21,034
Accrued and other liabilities	140,307	143,254

Total current liabilities	795,436	706,866
Long-term liabilities:
Long-term debt, net of current portion	524,946	485,915
Accrued pension and postretirement benefit cost	51,538	46,364
Deferred tax liability	17,695	23,664
Other liabilities	80,812	77,362

Total liabilities	1,470,427	1,340,171
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value, 150,000,000 shares authorized; 52,220,189 issued and outstanding at December 31, 2003; 53,021,452 and 51,391,952, issued and outstanding, respectively, at September 30, 2004	522	514
Additional paid-in-capital	183,337	199,015
Deferred compensation	(197)	(3,824)
Retained (deficit) earnings	(54,304)	28,037
Accumulated other comprehensive (loss) gain	(2,277)	807

Total stockholders’ equity	127,081	224,549

Total liabilities and stockholders’ equity	$1,597,508	$1,564,720

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2004	2003	2004

Revenue:
Sales	$507,915	$573,399	$1,527,891	$1,696,782
Costs and expenses:
Cost of sales	400,298	436,658	1,210,061	1,326,961
Selling, general and administrative expenses	38,065	38,393	117,003	115,524
Research and development	10,717	8,030	16,752	23,808

Total expenses	449,080	483,081	1,343,816	1,466,293

Income from operations	58,835	90,318	184,075	230,489
Earnings related to investments in foreign affiliates	5,003	—	16,658	6,376
Interest income	1,012	1,328	2,909	3,234
Interest expense	(7,100)	(6,722)	(21,801)	(19,624)

Total other expense	(1,085)	(5,394)	(2,234)	(10,014)

Income before income taxes	57,750	84,924	181,841	220,475
Provision for income taxes	20,360	32,679	69,996	85,544

Net income	$37,390	$52,245	$111,845	$134,931

Earnings per common share-basic	$0.72	$1.01	$2.16	$2.58

Weighted average common shares outstanding	52,029,410	51,882,247	51,883,593	52,240,432
Earnings per common share-diluted	$0.71	$0.99	$2.12	$2.54

Weighted average common shares outstanding	52,994,910	52,819,743	52,802,260	53,185,819

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Additional		Retained	Other
	Common	Paid-In	Deferred	(Deficit)	Comprehensive
	Stock	Capital	Compensation	Earnings	(Loss)/Gain	Total

Balance, December 31, 2003	$522	$183,337	$(197)	$(54,304)	$(2,277)	$127,081
Issuance of restricted stock awards		4,783	(4,783)			—
Amortization of deferred stock compensation			1,156			1,156
Exercise of stock options	8	11,220				11,228
Tax benefit from stock options		5,362				5,362
Stock repurchased	(16)	(5,687)		(52,590)		(58,293)
Net foreign currency translation					104	104
Change in fair value of foreign currency and interest rate hedges, net of tax					2,980	2,980
Net income for period ended September 30, 2004				134,931		134,931

Total comprehensive income						138,015

Balance, September 30, 2004	$514	$199,015	$(3,824)	$28,037	$807	$224,549

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,

	2003	2004

Operating activities
Net income	$111,845	$134,931
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20,170	22,886
Amortization of software	3,585	3,538
Amortization of other intangibles	11,261	7,470
Amortization of financing costs	2,524	2,293
Deferred tax provision	33,314	10,743
Changes in operating assets and liabilities:
Trade receivables	(6,733)	1,009
Inventories	71,006	79,169
Other assets	(7,719)	21,723
Prepaid pension and postretirement benefit cost	(3,452)	6,161
Accounts payable, trade and other	(24,626)	(27,694)
Advanced payments	(37,572)	(83,318)
Current tax liability	—	13,956
Accrued and other liabilities	(6,635)	2,273
Accrued pension and postretirement benefit cost	5,252	(5,018)

Cash provided by operating activities	172,220	190,122

Investing activities
Capital expenditures	(32,247)	(26,511)
Purchase of Kaiser Compositek, Cercom and Hawaii Shipyards	—	(44,570)

Cash used in investing activities	(32,247)	(71,081)

Financing activities
Payments on long-term debt	(13,011)	(39,032)
Proceeds from sale of common stock	2,291	11,228
Common stock repurchased	—	(58,293)

Cash used in financing activities	(10,720)	(86,097)

Effect of exchange rate changes on cash	5,059	(57)

Increase in cash and cash equivalents	134,312	32,887
Cash and cash equivalents, beginning of year	106,802	286,730

Cash and cash equivalents, end of period	$241,114	$319,617

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.	Basis of Presentation

      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2003 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated annual disclosures required by generally accepted accounting principles. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of September 30, 2004 and the results of operations for the three months and nine months ended September 30, 2003 and 2004 and cash flows for the nine months ended September 30, 2003 and 2004. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004.

2.	Summary of Significant Accounting Principles

Revenue and Profit Recognition for Contracts-in-Progress

      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. For production contracts with foreign customers, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. Gross margin on each unit delivered or accepted is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin on production contracts quarterly and recognize changes in estimates of gross margins during the period in which those changes are determined. Sales under fixed-price ship repair and maintenance contracts are recognized as work is performed. Under this method, contract costs are expensed as incurred and sales are recognized simultaneously based on the ratio of direct labor inputs and other costs incurred to date compared to estimated total direct labor inputs and total costs. Sales under cost reimbursement contracts for research, engineering, prototypes, ship repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated base fees in the proportion that costs incurred to date bear to total estimated costs. Award fees are recorded as revenue when contracts are modified to incorporate the earned award fees. We charge any anticipated losses on a contract to operations as soon as those losses are determined.

Stock-Based Compensation

      At September 30, 2004, we had a stock-based employee compensation plan, which is described more fully in our Form 10-K for the year ended December 31, 2003. On April 13, 2004 our stockholders approved an amendment and restatement of our stock-based plan, renamed the Incentive Award Plan, in order to (i) reserve an additional 2,000,000 shares for use under the plan, (ii) qualify the plan for certain awards pertaining to Sec. 162(m) of the Internal Revenue Code, and (iii) add the ability to make grants of other equity-based compensation. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly,

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted.

      On January 20, 2004, the Board of Directors authorized issuance of 141,000 shares of restricted stock (of which 136,200 had been issued as of September 30, 2004), and stock options to purchase 500,000 common shares at an exercise price of $31.80. Additionally, on August 19, 2004, 7,000 shares of restricted stock were authorized and issued for our independent Directors as part of their compensation. The compensation recorded in the financial statements reflects the amortization of deferred compensation based on vesting of stock options and restricted stock.

      The following table illustrates the effect on net income and earnings per share if we had elected to apply the fair value recognition provisions of FASB Statement No. 123 (as amended by SFAS 148), “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Reported net income	$37,390	$52,245	$111,845	$134,931
Add back: Compensation expense recorded, net of related tax effects	12	300	37	694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,127)	(1,603)	(3,225)	(4,669)

Pro forma net income	$36,275	$50,942	$108,657	$130,956

Earnings per share:
Basic — as reported	$0.72	$1.01	$2.16	$2.58

Basic — pro forma	$0.70	$0.98	$2.09	$2.51

Diluted — as reported	$0.71	$0.99	$2.12	$2.54

Diluted — pro forma	$0.68	$0.96	$2.06	$2.46

Stock Repurchase

      In April 2004, the Board of Directors authorized the repurchase of up to $100 million of our common stock. During the third quarter of 2004, we repurchased 760,700 shares at an aggregate cost of $29.1 million. As of September 30, 2004, we had repurchased 1,629,500 shares at an aggregate cost of $58.3 million.

New Accounting Pronouncements

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

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in Affiliated Companies

      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. (“FNSS”), is accounted for using the equity method because we do not control it due to our partner’s veto rights over certain decisions, although we do have the ability to exercise influence over its operating and financial policies. Our share of the earnings from our investment in Turkey was $5.0 million and zero, respectively for the three months ended September 30, 2003 and 2004, and $16.7 million and $6.4 million, respectively for the nine months ended September 30, 2003 and 2004. However, a dividend payment from FNSS in 2005 is unlikely, and since FNSS does not have a contract for production beyond 2004, its ability to pay dividends in future years is unclear. Consequently this deterioration in the outlook for the recoverability of our investment in FNSS is viewed as other than temporary. Limiting our FNSS-derived income to the level recorded to date results in eliminating our investment balance in FNSS.

      The following table reports financial results from our joint venture in Turkey (FNSS):

	December 31,	September 30,
	2003	2004

	(In thousands)
Current Assets	$174,023	$68,808
Non-current assets	43,790	32,731
Current Liabilities	184,816	56,505
Long-term liabilities	—	—

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands)
Sales	$50,848	$42,937	$170,580	$156,625
Cost of sales	23,936	20,918	81,226	74,427
Net income	9,812	9,564	30,152	32,694

      As mentioned above, FNSS does not have a contract for production beyond 2004, therefore, its ability to pay dividends in future years is unclear.

4.	Comprehensive Income

      Comprehensive income was $112.7 million and $138.0 million for the nine-month periods ended September 30, 2003 and 2004, respectively. Comprehensive income consists primarily of net income, net foreign currency translation adjustments, and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

5.	Long-Term Debt

      We have a credit facility with various banks that includes $900 million of term loan facilities and a $200 million revolving credit facility. We incurred $5.5 million in additional financing fees that have been deferred and are being amortized over the remaining term of the credit facility using the effective interest method.

      Outstanding borrowings on the term loan facilities were $538 million at September 30, 2004. The facilities bear interest at variable rates with a weighted average rate of 3.87% at September 30, 2004. These loans are due through 2009 and provide for quarterly principal and interest payments. Principal payments of $39 million were made during the first nine months of 2004.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding borrowings under the credit facility are guaranteed by certain of our subsidiaries and are secured by a lien on our present and future tangible and intangible assets.

6.	Pension and Other Post Retirement Benefits

      At December 31, 2003, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 6.5% to 6.0%. On January 1, 2004 the rate of return assumption used for the actuarial estimates of these benefit programs was unchanged at 8.5%.

      Components of Net Periodic Benefit Cost for the three months and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	2003	2004	2003	2004	2003	2004	2003	2004

Service Cost	$4,445	$5,117	$369	$343	$13,335	$14,668	$1,107	$1,115
Interest Cost	10,381	11,190	829	733	31,143	32,582	2,487	2,409
Expected return on plan assets	(13,559)	(14,241)	(1,300)	(1,362)	(40,677)	(42,549)	(3,900)	(4,088)
Amortization of prior service costs	448	456	34	75	1,344	1,373	102	143
Amortization of net loss	556	2,302	1	37	1,668	5,081	3	47

Net periodic benefit cost	$2,271	$4,824	$(67)	$(174)	$6,813	$11,155	$(201)	$(374)

7.	Commitments and Contingencies

Termination Claims

      In 1994 the Crusader program was initiated to develop for the U.S. Army an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. During the lifetime of the program, we were the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. We subsequently received Army funding to accomplish an orderly closeout of Crusader activities and transition key Crusader technologies to the Future Combat Systems (“FCS”) Non Line of Sight-Cannon (“NLOS-C”) program. Through September 30, 2004, we incurred $39.2 million of termination costs of which we have invoiced and recovered $36.3 million from the U.S. Government. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army which we expect to conclude in due course.

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

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

      We incur costs annually to comply with environmental laws. Operating and maintenance costs associated with ongoing environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (“Allowable Costs”).

      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination at our facilities consist of Allowable Costs. As of September 30, 2004, we had accrued approximately $33 million to cover any investigation and/or remediation costs that may or may not be Allowable Costs. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of costs accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts.

      One of our largest shipyards is located in San Diego, California. Pursuant to a requirement from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 million to $9 million, although it is conceivable that costs could be as high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9 million of such remediation costs, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders, under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also, a further $15 million escrow fund was established in our 2002 acquisition of USMR, which we believe is available in respect of USMR’s sediment exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure at San Diego.

      Since approximately 1941, we (and, prior to our formation, Northern Ordnance, Inc. and then FMC Corporation) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility was historically owned by the U.S. Navy (the “Navy property”), but had been operated by us under contract with and on behalf of the Navy. In June 2004 we purchased the Navy property and most of the associated equipment for $6.5 million. Since the early 1980’s, the Navy has expended more than $29 million in site investigation and remediation costs on the property, and the Navy has indicated that it anticipates spending a further $10.3 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of its remediation expenses at Fridley, and offered to resolve the matter if we would pay approximately $8.4 million for such purpose. We dispute any responsibility for such costs, and also believe that any remediation costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is substantial uncertainty regarding the ultimate terms on which the matter might be resolved.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions

      On February 5, 2004, we completed the acquisition of the assets of Kaiser Compositek, Inc. (“KCI”) for a purchase price of $8.5 million. KCI, located in Brea, California, is a provider to government and industry sectors with particular emphasis on primary structures fabricated with polymeric composites. The acquisition is expected to enhance our development of advanced weapon systems.

      On March 1, 2004 we purchased certain assets and liabilities of the Pearl Harbor, Hawaii Ship repair operations of Pacific Shipyards International, LLC and Honolulu Shipyards, Inc. for a purchase price after adjustments of $15.0 million. The Pearl Harbor ship repair business is being operated by a newly formed subsidiary, Hawaii Shipyards, Inc. (“HSI”), which positions USMR as the largest private supplier of ship repair and overhaul services for naval vessels stationed in Pearl Harbor, Hawaii, which is the third largest homeport for U.S. naval vessels. Principals of the predecessor entity serve as directors of HSI.

      On March 1, 2004 we completed the acquisition of Cercom, Inc. of Vista, California for a purchase price of $21.1 million. Cercom is a producer of advanced ceramic materials and supplier of light-weight ceramic armor. The acquisition is expected to enhance our market presence regarding survivability solutions in specialty metals and composites.

9.	Earnings Per Share

      Basic and diluted earnings per share results for all periods presented were computed based on the net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share. The dilutive stock options for the quarters ended September 30, 2003 and 2004 were 965,500 and 937,496, respectively and for the nine months ended September 30, 2003 and 2004 were 918,667 and 945,387, respectively.

10.	Information on Business Segments

      We operate in two reportable business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use income before interest and taxes as the measure of financial performance for each segment.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary unaudited financial data for each of our business segments for the three months and nine months ended September 30, 2003 and 2004 follow:

	Three Months Ended		Nine months ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands)
Sales:
Defense Systems	$375,421	440,818	1,151,425	1,275,482
Ship Repair and Maintenance	132,494	132,581	376,466	421,300

Total sales	507,915	573,399	1,527,891	1,696,782
Earnings related to investments in foreign affiliates:
Defense Systems	5,003	—	16,658	6,376
Ship Repair and Maintenance	—	—	—	—

Total earnings related to investments in foreign affiliates	5,003	—	16,658	6,376
Depreciation and amortization:
Defense Systems	7,436	6,640	21,419	18,010
Ship Repair and Maintenance	5,652	6,659	13,996	15,819
Corporate	47	22	140	65

Total depreciation	13,135	13,321	35,555	33,894
Capital spending:
Defense Systems	4,641	5,591	11,581	21,281
Ship Repair and Maintenance	3,826	1,093	20,616	4,827
Corporate	18	165	50	403

Total capital spending	8,485	6,849	32,247	26,511
Income (loss) before interest and taxes:
Defense Systems	60,454	84,822	190,224	223,810
Ship Repair and Maintenance	8,347	11,494	24,872	27,338
Corporate	(4,963)	(5,998)	(14,363)	(14,283)

Total income before interest and taxes	63,838	90,318	200,733	236,865
Interest, net	(6,088)	(5,394)	(18,892)	(16,390)

Income before income taxes	$57,750	$84,924	$181,841	$220,475

	December 31,	September 30,

	2003	2004

	(In thousands)
Total assets: (a)
Defense Systems	$856,319	797,018
Ship Repair and Maintenance	438,575	440,799
Corporate and eliminations	302,614	326,903

Total assets	$1,597,508	1,564,720

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

      The provisions for income taxes for the three and nine months ended September 30, 2004 were $32.7 million and $85.5 million, respectively, which increased by $12.3 million and $15.5 million, respectively from the same periods in 2003 primarily due to higher taxable income. The income tax provision in 2004 reflects an effective tax rate of 38.8%. Our effective tax rate fluctuates due to changes in permanent differences such as foreign tax credits, state taxes, and sales eligible for the extra territorial income tax exclusion.

12.	Related Party Transactions

      In October 1997, The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. as a wholly-owned entity in order to acquire our predecessor, United Defense, L.P. Beginning with our initial public offering in December 2001, Carlyle began to sell major portions of its United Defense holdings. On April 30, 2004 Carlyle completed the sale of its remaining United Defense shares. In connection with our initial public offering, we entered into agreements with Carlyle pursuant to which Carlyle had the right to designate up to four nominees for our Board of Directors, so long as Carlyle owned greater than 20% of our voting stock. By virtue of Carlyle’s sales of United Defense shares, such agreements have lapsed. Nonetheless, three individuals affiliated with Carlyle (Messrs. Carlucci, Clare, and Conway) were re-elected to our Board of Directors at our annual meeting on April 13, 2004, and Carlyle may thereby continue to influence our operations.

      Commencing with Carlyle’s acquisition of United Defense in October 1997, we agreed to pay Carlyle for various management and consulting services under a management agreement with Carlyle. The management agreement was terminated in March 2004, and in connection with the termination, we made a final payment of $3.0 million to Carlyle for services rendered from January 1, 2002 through March 31, 2004. We had not previously paid Carlyle for services during this period.

      In June 2002 we entered into an agreement with CPU Technology, Inc. (“CPU/T”) to purchase component and design services regarding electronic subsystems for the Bradley program. We currently have $2.3 million in purchase orders with CPU/T. Certain Carlyle affiliates are minority stockholders of CPU/T and collectively have the right to appoint two of the six members of CPU/T’s board.

      We recognized $13.5 million and $7.9 million of royalties, license fees and technical service fees during the nine month periods ended September 30, 2003 and 2004, respectively, from our Turkish joint venture. We have also paid our Turkish joint venture approximately $3.0 million for miscellaneous parts and kits for our M113 vehicles and Mk 25 canisters.

      Our subsidiary, HSI, purchases goods and services from various entities which are owned and controlled by its current officers or directors. Purchases are made pursuant to teaming agreements, other preferred supplier agreements, and purely competitive procurements. The aggregate amount of purchases by HSI from all related party businesses during the three and nine month periods ended September 30, 2004 were $3.0 million and $5.0 million, respectively. The aggregate amount of sales by HSI to all related party businesses during the three and nine month periods ended September 30, 2004 were $0.1 million and $0.2 million, respectively. It is our policy that any transactions with related parties be on terms that are no less favorable than those available from unrelated third parties. The transactions with related parties entered into by our subsidiary HSI are on terms that we believe are consistent with this policy.

UNITED DEFENSE INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events

      On October 18, 2004, we were notified by the U.S. Navy that the ship repair contract involving USMR’s Ingleside, Texas facility would be terminated for convenience. That contract currently provides nearly all of the workload and revenues for the Ingleside operation. Management has not yet determined how to respond to the termination. As of September 30, 2004, year to date revenue associated with this operation was $9.3 million and pre-tax income was $0.3 million. If the Ingleside operation were to be closed, and if the revenue and profits typically obtained from it were not replaced elsewhere within United Defense, the closure would likely reduce our 2005 results by comparable amounts.

      During the month of October 2004, we repurchased an additional 673,700 shares of our common stock at an aggregate cost of $26.7 million under our stock repurchase program described in Note 2 above. The total number of shares repurchased under the plan as of October 29, 2004 was 2,303,200 at an aggregate cost of $85.0 million.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — September 30, 2004

Special Note Regarding Forward Looking Statements

      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2003, our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, and our Prospectus Supplement dated April 26, 2004. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

      We had a firm funded backlog of approximately $2.1 billion as of September 30, 2004, a substantial majority of which was derived from sole-source, prime contracts. Approximately 84% of our sales for the nine months ended September 30, 2004 were to the U.S. Government, primarily to agencies of the DoD (excluding sales conducted under DoD Foreign Military Sales programs), or through subcontracts with other government contractors.

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

      During the quarter ended September 30, 2004, there were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2003 and our Form 10-Q for the quarter ended June 30, 2004, other than normal additional funding as new contracts are negotiated and awarded. See, however, the discussion under “Emerging Trends and Uncertainties” below and the discussion of the termination of the ship repair contract at our Ingleside, Texas facility described at Note 13, “Subsequent Events”.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003(a)	2004	2003(a)	2004

	(In millions)		(In millions)
Defense Systems:
Bradley Family of Vehicles	$46.7	$118.8	$257.5	$329.4
Naval Ordnance(b)	64.6	110.3	191.6	269.2
Vertical Launch Systems	32.0	27.8	81.3	88.9
Future Combat Systems(c)	100.0	49.8	180.4	166.1
Artillery Systems(d)	24.0	20.0	79.6	83.1
Combat, Engineering & Recovery Vehicles	19.5	19.8	85.8	65.5
Assault, Amphibious Vehicles	34.6	12.7	97.0	29.7
Other	54.0	81.6	178.2	243.6

Total Defense Systems	375.4	440.8	1,151.4	1,275.5
Ship Repair and Maintenance	132.5	132.6	376.5	421.3

Total	$507.9	$573.4	$1,527.9	$1,696.8

(a)	2003 revenue by program modified for changes in program categories. No changes to segment or total year revenue.

(b)	Modified to include Bofors naval ordnance program revenues previously included in “Other”.

(c)	Future Combat Systems including Non Line-of-Sight Cannon previously included in “Artillery Systems”

(d)	Modified to include Bofors artillery program revenues previously included in “Other” and move Future Combat Systems to separate category.

      For a more detailed description of our business and principal operating programs, see our Form 10-K Report for the year ended December 31, 2003.

Emerging Trends and Uncertainties

      We expect our Turkish joint venture entity, FNSS, to complete its existing vehicle production contracts by December 31, 2004. Although FNSS is pursuing opportunities for further combat vehicle work, no contracts have yet been signed, and we accordingly expect FNSS to experience at least a break in production work beginning at year end. (If FNSS is ultimately unsuccessful at obtaining further contracts, of course, that break would most likely turn into a permanent shutdown.) Under such circumstances, we discontinued recording our share of earnings from FNSS in the second quarter of 2004, and would also expect royalty income from the venture to cease during the first quarter of 2005. The discontinuance of FNSS earnings from the remainder of 2004 will, unless replaced by other sources, cause our profit before tax for the year to decline by approximately $20 million from 2003. If neither earnings nor royalties should resume from FNSS during 2005, our profit before tax for the year will, unless replaced by other sources, decline by approximately $13 million from 2004.

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

      Recent developments regarding both the Bradley and FCS programs, taken in combination, may affect the risk of a production suspension. The Army is restructuring the FCS program in order to (i) accelerate the movement of some FCS technologies into Current Force vehicles, (ii) obtain pre-production artillery vehicles (the NLOS-C vehicle, for which we have design responsibility) by 2008 and begin fielding of such vehicles by 2010, (iii) accelerate development of certain robotic and manned FCS vehicles for which we have design responsibility, and (iv) postpone the fielding of most other new FCS vehicles to 2014. Some aspects of the FCS restructuring may require Congressional approval, the receipt of which is inherently uncertain. Regarding the Bradley program, Congress included $275 million for further Bradley modernization in its FY05 appropriation for DoD, which we believe would provide continued production work for us until mid-2007. Also, the Army has proposed to restructure its combat force in a way which would call for the modernization of 600 or more additional Bradleys. The Army has not yet acquired such modernization funding from Congress, nor has the Army stated the exact configuration to which the additional vehicles would be modernized, but much of our prior Bradley modernization work has generated revenues of $1 million or more per vehicle. The modernization of the additional Bradleys, if ultimately approved by DoD, funded by Congress, and awarded to us, would likely be performed over approximately a three-year period beginning during 2005. The combined effect of the FCS and Bradley developments would most likely be to increase our R&D revenues in 2005 (and perhaps beyond), and at least postpone the risk of a production suspension.

Results of Operations

      The following table summarizes key income statement financial results:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2004	2003	2004

	(in thousands)		(in thousands)
Revenue:
Defense Systems	$375,421	$440,818	$1,151,425	$1,275,482
Ship Repair and Maintenance	132,494	132,581	376,466	421,300

Total Revenue	507,915	573,399	1,527,891	1,696,782
Cost of sales:
Defense Systems	286,911	325,076	885,229	959,731
Ship Repair and Maintenance	113,387	111,582	324,832	367,230

Total cost of sales	400,298	436,658	1,210,061	1,326,961
Gross Profit:
Defense Systems	88,510	115,742	266,196	315,751
Ship Repair and Maintenance	19,107	20,999	51,634	54,070

Total gross profit	107,617	136,741	317,830	369,821
Gross profit % of sales:
Defense Systems	23.6%	26.3%	23.1%	24.8%
Ship Repair and Maintenance	14.4%	15.8%	13.7%	12.8%

Total gross profit % of sales	21.2%	23.8%	20.8%	21.8%
Selling, general and administrative expenses:
Defense Systems	$27,664	$28,288	$90,600	$88,791
Ship Repair and Maintenance	10,401	10,105	26,403	26,733

Total selling, general and administrative expenses	38,065	38,393	117,003	115,524
Research and development	10,717	8,030	16,752	23,808

Income from operations	58,835	90,318	184,075	230,489
Earnings related to investments in foreign affiliates	5,003	—	16,658	6,376
Interest income	1,012	1,328	2,909	3,234
Interest expense	(7,100)	(6,722)	(21,801)	(19,624)

Net interest expense	(6,088)	(5,394)	(18,892)	(16,390)

Income before income taxes	57,750	84,924	181,841	220,475
Provision for income taxes	20,360	32,679	69,996	85,544

Net income	$37,390	$52,245	$111,845	$134,931

Revenue

      Revenue of $573.4 million for the three months ended September 30, 2004 was $65.5 million, or 13% higher than the $507.9 million for the comparable period in 2003, with all of the growth being in the Defense Systems segment. Defense Systems segment revenue of $440.8 million was $65.4 million higher than the $375.4 million in the third quarter of 2003, driven by higher Bradley upgrade and Mk-45 naval gun deliveries, and continued growth in DD(X) Advanced Gun System (“AGS”) development work which more than offset lower Future Combat Systems (“FCS”) revenue and reduced Assault Amphibious Vehicle deliveries. Ship

Repair and Maintenance segment revenue of $132.6 million was basically the same as in the third quarter of 2003.

      Revenue of $1.7 billion for the nine months ended September 30, 2004 was $168.9 million, or 11% higher than the same nine month period in 2003, with approximately the same growth rate in both our Defense Systems and Ship Repair and Maintenance segments. Defense Systems segment revenue for the nine months ended September 30, 2004 of $1.28 billion was $124.1 million higher than the year-earlier period, driven primarily by higher Bradley upgrade and Mk-45 gun deliveries, increased DD(X) AGS development work, and a surge in deliveries of vehicle components and spare parts. Ship Repair and Maintenance segment revenue of $421.3 million was $44.8 million higher than the same period in 2003, due partially to the 2003 deployment of vessels for Operation Iraqi Freedom and partially to the 2004 U.S. Navy focus on ship maintenance in anticipation of future operations.

Gross profit

      Gross profit of $136.7 million for the three-month period ended September 30, 2004 was $29.1 million higher than the $107.6 million for the corresponding period in 2003. Gross profit as a percentage of sales for the three months ended September 30, 2004 was 23.8% compared with 21.2% for the same period in 2003. The Defense Systems segment’s gross profit rate for the three months ended September 30, 2004 and 2003 was 26.3% and 23.6%, respectively. The higher gross profit rate in 2004 was due primarily to improved operating margins in our component spares programs and higher award fees in the 2004 period. The Ship Repair and Maintenance segment’s gross profit rate was 15.8% for the three months ended September 30, 2004 compared with 14.4% in the prior year period. The gross profit rate was higher in the 2004 period due primarily to the timing of award fees on cost plus contracts, despite the fact that the segment recorded a write-off of $1.7 million for fixed asset impairment expenses associated with discontinuing operations at a small ship repair facility in San Pedro, California.

      Gross profit of $369.8 million for the nine months ended September 30, 2004 was $52.0 million higher than the $317.8 million for the same period in 2003. Gross profit as a percent of sales for the nine months ended September 30, 2004 was 21.8% compared with 20.8% in the same prior period. The Defense Systems segment gross profit rate for the nine months ended September 30, 2004 and 2003 was 24.8% and 23.1%, respectively. The higher gross profit rate in 2004 was due to improved profit margins on production and spare part contracts. The Ship Repair and Maintenance segment gross profit as a percent of sales for the nine months ended September 30, 2004 and 2003 was 12.8% and 13.7%, respectively. The lower gross profit rate in 2004 is due primarily to the timing of award fees and the write-off of $1.7 million for fixed asset impairment expenses associated with discontinuing operations at a small ship repair facility in San Pedro, California.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended September 30, 2004 were $38.4 million, slightly higher than the $38.1 million for the same period in 2003 due partially to a $1.2 million goodwill write-off associated with USMR in the 2004 period due to the discontinuation of operations at the San Pedro, California location. Selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003 were $115.5 million and $117.0 million, respectively. The reduction is due primarily to lower amortization of intangible expense in 2004 and higher proposal costs in 2003 associated with the FCS program.

Research and development

      Research and development spending was $8.0 million for the three months ended September 30, 2004 compared with $10.7 million for the corresponding prior period. Spending in 2004 was lower due to the redeployment of engineers from research projects to the FCS program. Research and development spending for the nine months ended September 30, 2004 and 2003 was $23.8 million and $16.8 million, respectively. This increase was primarily associated with higher spending on several projects related to new market opportunities such as for active protection and a risk mitigation project.

Earnings from foreign affiliates

      We recorded no earnings from foreign affiliates for the three months ended September 30, 2004 compared with $5.0 million for the same period last year. Earnings from foreign affiliates in the nine months ended September 30, 2004 and 2003 were $6.4 million and $16.7 million, respectively. Due to the diminished outlook for the receipt of future dividends from FNSS, our Turkish joint venture, we discontinued recording our share of earnings from FNSS in the second quarter of 2004.

Interest expense

      Net interest expense was $5.4 million in the three months ended September 30, 2004 compared with $6.1 million in the same period in 2003. Net interest expense for the nine month period ended September 30, 2004 and 2003 was $16.4 million and $18.9 million, respectively. The lower interest expense in 2004 was primarily due to a lower debt level in 2004.

Provision for Income Taxes

      The income tax provision for the three-month period ended September 30, 2004 was $32.7 million compared with $20.4 million for the same prior period. The income tax provisions for the nine months ended September 30, 2004 and 2003 were $85.5 million and $70.0 million, respectively. The provision for income taxes is based on an estimated annual effective income tax rate of 38.8% and 38.5% for 2004 and 2003, respectively.

Liquidity, Capital Resources and Financial Condition

      Cash provided by operating activities was $190.1 million for the nine-month period ended September 30, 2004 compared with $172.2 million in the same prior period, a $17.9 million increase. The primary reason for the increase was higher net income.

      Cash used in investing activities was $71.1 million for the nine-month period ended September 30, 2004 compared with $32.2 million in the prior year period. The increase is primarily attributable to three acquisitions we made during the 2004 nine-month period: Kaiser Compositek for $8.5 million, Cercom for $21.1 million, and Hawaii Shipyards for $15.0 million. Additionally, in June, 2004 we completed a $6.5 million purchase from the U.S. Navy for its portion of the land and facility which we operate in Fridley, Minnesota.

      Cash used in financing activities was $86.1 million for the nine-month period ended September 30, 2004, compared with $10.7 million in the same period in 2003. We purchased $58.3 million in shares of United Defense stock under a stock repurchase program initiated during the second quarter of 2004. In addition, our debt repayment during the nine-month period ended September 30, 2004 was $39.0 million versus $13.0 million for the same period in 2003, with all such payments having been made in accordance with the schedule set forth in our credit agreement. Proceeds from the exercise of stock options increased to $11.2 million in 2004 compared with $2.3 million in the 2003 nine-month period.

      Based on current levels of operations and anticipated growth, we believe that our cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on debt, including payments due under our senior credit facility, for the foreseeable future. Additionally, the cash on hand is sufficient to permit the company to continue to execute further repurchases of our shares up to the remaining $41.7 million authorized by our Board of Directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — September 30, 2004

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

Interest Rate Risk

      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of September 30, 2004 the weighted average interest rate on the $69.8 million Term A borrowings and on the $468.2 million Term B borrowings was 3.87%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million, with a final payment due on August 13, 2007. On April 29, 2004, we made a mandatory $9.9 million debt repayment to the Term A lenders pursuant to the excess cash flow provisions in the current credit facility. This payment eliminated the amortization payment due to the Term A lenders on June 30, 2004 and reduced the Term A amortization due on September 30, 2004 by $3.6 million. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million beginning on March 31, 2004 until June 30, 2007, and $49.4 million each quarter thereafter, with the final payment being due on August 13, 2009.

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

      As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

PART II

OTHER INFORMATION

September 30, 2004

Item 2.	Repurchase of Common Stock by the Issuer

      The following table provides the information related to our repurchase of common stock starting in May 2004.

				(In thousands)
			Total Number	Approximate Dollar
			of Shares (or Units)	Value of Shares (or
	Total Number	Average	Purchased as Part of	Units) that may yet
	of Shares (or Units)	Price Paid	Publically Announced	be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs

April 1 to April 30, 2004	0	$—	0	$100,000
May 1 to May 30, 2004	269,500	$34.30	269,500	90,756
June 1 to June 30, 2004	599,300	$33.26	599,300	70,823
July 1 to July 30, 2004	65,200	$33.98	65,200	68,608
August 1 to August 30, 2004	160,100	$36.90	160,100	62,700
September 1 to September 30, 2004	535,400	$39.21	535,400	41,707

      In March 2004, the board of directors authorized the purchase of up to $100 million of our common stock. The repurchase plan was announced on March 5, 2004 and expires on March 5, 2005. During the third quarter of 2004 we repurchased 760,700 shares at an aggregate cost of $29.1 million. The total number of shares repurchased under the plan through September 30, 2004 was 1,629,500 at an aggregate cost of $58.3 million.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer.

32.2 Certification of Chief Financial Officer.

      (b) Reports on Form 8-K

On July 22, 2004, we filed a report on Form 8-K to include our second quarter earnings press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DEFENSE INDUSTRIES, INC.
(registrant)

By:	/s/ FRANCIS RABORN

Francis Raborn
Principal Financial and Accounting Officer
and Authorized Signatory

Dated: November 4, 2004