Form 10-K
period 2004-12-31
UNITED DEFENSE INDUSTRIES INC
filed 2005-03-09
CIK 1051719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31, 2004	Commission File No. 001-16821

UNITED DEFENSE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 Wilson Boulevard, Suite 700,
Arlington, Virginia, 22209-2411
(703) 312-6100
(Address and telephone number of principal executive offices of
Registrant)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the common stock held by non-affiliates of the registrant was $1,454,321,890 based on the closing price of $35.00 per share on the New York Stock Exchange on June 30, 2004.
      Common Stock, $.01 par value, 50,787,379 shares outstanding as of February 16, 2005
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information in the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2005 is incorporated by reference in Part III of this Report.

Special Note Regarding Forward-Looking Statements
      Our Form 10-K disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below under the caption “Risk Factors”. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

PART I

ITEM 1.	Description of Business
Overview
      United Defense Industries, Inc. was incorporated in 1997 to acquire United Defense, L.P. (“UDLP”), a global leader in the design, development, and production of combat vehicles, artillery systems, naval guns, and missile launchers used by the U.S. Department of Defense (“DoD”) and allied militaries throughout the world. In 2000, we acquired Bofors Defence (“Bofors”), based in Sweden, a leading producer of artillery systems, air defense and naval guns, and precision munitions. In 2002, we acquired United States Marine Repair, Inc. (“USMR”), the leading provider of ship repair, maintenance and modernization services to the U.S. Navy, other U.S. defense related agencies, and commercial customers. With the acquisition of USMR, we are organized into two separate product and service lines which are each considered separate reportable segments: Defense Systems and Ship Repair and Maintenance. Our Defense Systems program portfolio consists of a mix of weapons system development, production, upgrade, and life cycle support programs. Our Ship Repair and Maintenance business segment consists of ship repair, maintenance, and modernization service programs.
      Our Defense Systems segment’s primary military programs include upgrades of the Bradley Fighting Vehicle (“BFV”) and its derivatives, naval ordnance production and development programs, and development of several ground vehicle types within the Army’s Future Combat Systems (“FCS”) program, including the Non-Line-of-Sight Cannon (“NLOS-C”). Since 1981, the BFV has served as the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. We have maintained our prime contractor position on the BFV program since production began, and have added a number of technology-based upgrades and derivative vehicles that continue to extend the program’s life cycle. In addition to managing the BFV vehicle programs, we serve as the prime contractor for a number of military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy’s Mk45 naval gun system since 1968. In recent years, however, the Army has taken steps to augment its combat vehicle fleet with newer designs such as the Stryker vehicle and a proposed family of manned and unmanned FCS vehicles (discussed below).
      The Ship Repair and Maintenance segment’s primary military contracts relate to long-term maintenance programs on U.S. surface ships including guided missile destroyers, cruisers, logistics, and amphibious ships.

Business Segments, Products and Programs
      Revenue generated from each of our segments and major programs is summarized below.

	Twelve Months Ended
	December 31,

	2003	2004

	(In millions)
Defense Systems:
Bradley Family of Vehicles	$292.6	$368.9
Naval Ordnance	269.3	353.8
Vertical Launch Systems	115.4	119.7
Future Combat Systems	239.5	220.4
Artillery Systems	108.4	144.5
Combat, Engineering & Recovery Vehicles	99.6	91.7
Assault, Amphibious Vehicles	132.0	68.2
Other	250.5	352.2

Total Defense Systems	$1,507.3	$1,719.4
Ship Repair and Maintenance	545.3	573.0

Total	$2,052.6	$2,292.4

Defense Systems Segment
      The Bradley Fighting Vehicle (“BFV”). We have been the sole-source, prime contractor to the Army for the BFV since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles, and a stabilized turret, and is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The BFV is outfitted with armor and day/night sights, and can transport up to nine soldiers across rough terrain. The vehicle’s combination of lethality, survivability, and mobility has established it as a critical component of the U.S. Government’s full-spectrum warfare strategy. A total of 7,178 BFVs and derivatives have been built, of which 400 were for the Saudi Arabian Army.
      Although new BFV production largely ended in 1995, we derive significant revenue from upgrading the Army’s existing fleet of BFVs. We initiated delivery of the latest upgrade, the BFV A3 version, in October of 1998. The BFV A3, which currently includes the Infantry Fighting Vehicle, the Cavalry Fighting Vehicle, and Fire Support Vehicle variants, is the most modern version of the vehicle and provides enhanced situation awareness capability and improved lethality, survivability and sustainability. The BFV A3 has a fully integrated digital architecture and is adaptable to the Army’s emerging network architecture as it transforms its current force into the future force. The Army is in the process of upgrading 595 older version BFVs to the A3 configuration, with annual funding allocations over the seven-year period between FY1997-2003. We had been awarded four single year contracts for A3 upgrades (FY1997-2000) for a total of 206 vehicles, and in May 2001, we received a multi-year contract (FY2001-2003) for an additional 389 vehicles. Of these 595 vehicles, 149 were delivered in 2004, and 319 in prior years. Production under the BFV A3 multi-year contract is expected to be completed by June 2005.
      In September of 2003, Congress added $221 million to the FY04 budget to provide for the procurement of additional Bradleys. In May 2004, we received a contract to produce 131 of an improved version of the BFV A2 (known as the A2 OIF) which would incorporate many of the lessons learned during Operation Iraqi Freedom (“OIF”). In February 2005, we received a contract modification to change this order to 120 Bradley A3 “minus” vehicles (an A3 without the Commander’s Independent Viewer system). Production of these vehicles is expected to start in late 2005 and end in the third quarter of 2006.
      In August 2004, we received a contract to “reset” (return to normal operating condition), 131 Bradley A2 vehicles which had been returned from Iraq. As U.S. forces using GSD tracked vehicles (BFV, M88,

M109 and M113) continue to be deployed and rotated through Iraq, additional reset business opportunities may be created.
      BFV Derivatives and Support. The BFV served as a platform for a number of derivative vehicles we have developed. The 2004 Army Campaign Plan outlines the organization of modular heavy Brigade Combat Teams (“BCT”). In addition to the standard Infantry Fighting Vehicle (“IFV”) and Cavalry Fighting Vehicle (“CFV”), there are three BFV derivatives in each BCT: the Bradley Fire Support Vehicle, the Engineer Squad Vehicle and the Bradley Command Vehicle. In addition to the derivatives in the BCT, the Multiple Launch Rocket System (“MLRS”) carrier is fielded to fire support units and was developed to provide a carrier for a long-range rocket artillery system. The MLRS is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Missiles and Fire Control. The MLRS has been produced for several countries, including Egypt, Israel, Japan, South Korea and various NATO countries. Another derivative is the Command and Control Vehicle (“C2V”). The C2V is a self-contained vehicle used for communications and operational control of forces that keeps pace with armored maneuver forces while providing the crew with a protected environment. We were awarded a three-year production contract for C2V variants in December 1998 which were completed in May 2001. Although the Army removed additional production funding for the C2V in FY01 and cancelled the FY00 award, we retained and maintained all of the C2Vs produced under the original contract. At the outset of the 2003 Iraq campaign, we fielded 15 vehicles to the Army under an urgent need statement.
      In addition to the development and manufacture of BFV derivatives, we provide a wide range of BFV upgrade kits, training devices and field services. BFV Upgrade kits allow the customer to incorporate advances in technology between the recapitalization cycle. The training devices we offer allow the customer to train all of the vehicle and crew functions for all of the derivatives. We recently completed a contract for 13 Bradley Advanced Training Systems (“BATS”) that are designed to train BFV A3 crews and are currently making deliveries of kits to modernize the Bradley Conduct of Fire trainers. Finally, we provide a range of technical services through our Field Service Representatives network which provides on-site training and other technical advice to customers, such as how to complete maintenance and repairs and assess the necessity of replacement parts.
      Mk45 Naval Gun System (“Mk45”). We are the original equipment manufacturer and sole source producer of the 5-inch Mk45 gun system for the U.S. Navy’s current class of destroyers, the Arleigh Burke DDG 51 class (“DDG51”). We are under contract through FY04 requirements. The U.S. Navy currently plans to continue building DDG51 class ships through at least FY05. We are also the prime contractor for the Naval Surface Fire Support (“NSFS”) program. This NSFS program includes upgrading the Mk45 gun system with the capability to fire precision munitions. Due to the NSFS program, we have received contracts to upgrade 12 Mk45 guns for the Navy from Mod0/1 to Mod4 configuration, which extends the Mk45’s range and improves surface fire capability. The Navy is also continuing to evaluate the merits of upgrading up to 44 additional MK45’s to Mod4 for the Ticonderoga Cruiser class ships. Furthermore, the U.S. Government supports allied navies having compatible armaments, and provides us assistance in efforts to place Mk45s on foreign ships. We believe the improvements included in the Mod4 configuration, which provide significantly greater range, will make the Mk45 more competitive internationally. We are presently performing Mk45 contracts for Japan, Denmark and Korea.
      Advanced Gun System (“AGS”). The U.S. Navy is currently developing its next-generation destroyer, the DD(X), with land attack as its primary mission. We are the sole-source developer of the 155 mm AGS, the gun weapon system on DD(X), acting as a subcontractor to Northrop Grumman Ship Systems (the prime contract shipbuilder for the program), as well as the system integrator of the Long Range Land Attack Projectile (“LRLAP”).
      The 155-mm AGS with LRLAP will support the U.S. Navy and Marine Corps expeditionary and Joint Operations warfighters in the littorals and deeper inland. The AGS is capable of a maximum sustained firing rate of 10 rounds per minute to deliver high-volume 155-mm LRLAP fire at ranges of up to 100 nautical miles. The high-capacity, fully automated 155-mm AGS and below deck ammunition handling and storage system allows for an uninterrupted and sustained high-volume of fire. Each of the DD(X) destroyers will have two AGS systems, providing the equivalent firepower of two battalions of U.S. Marine Corps M198 howitzers. Compared with the current DDG-51 ships, the gun system sales per ship should increase by more than three times for the DD(X).
      Funded gun development was initiated in 1999, with completion of development scheduled for 2006. We are currently in System Development and Demonstration for the AGS. Under this phase, we are developing Engineering Development Models to demonstrate the feasibility of the technology and reduce risks. We successfully completed the Critical Design Review and production of the Engineering Development Models in 2004. Integrated land based testing will begin in July of 2005. AGS production for the lead ship is scheduled to begin in FY07.
      The 155-mm LRLAP is a Global Positioning System/ Inertial Measurement Unit-guided and rocket assisted munition capable of delivering a unitary high-explosive warhead at extreme range. In 2004, we completed design of the Engineering Development Model and initiated guided flight testing.
      Medium Caliber Gun Systems. The Mk 110 57mm gun system has been selected for use on the United States Coast Guard (“USCG”) Deepwater National Security Cutter program and the U.S. Navy’s DD(X) and Littoral Combat Ship (“LCS”) programs.
      The USCG is a key element in supporting the United States national security strategy by maintaining the nation’s economic, social, environmental, and military security in the maritime environment. High and medium endurance cutters are expected to operate in 14 legislatively mandated USCG missions. For these increasing mission requirements and to account for material obsolescence, the USCG established the Deepwater Capability Replacement Project to extend the lifecycle of existing systems and to establish future USCG cutters. The Deepwater National Security Cutter (“NSC”) will be designed to perform the several major integrated Deepwater System missions and to serve as a host for others.
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
      The Deepwater program is currently in the design phase with the contract for the first National Security Cutter awarded in September, 2003. We are teamed with Northrop Grumman Ship Systems and have been awarded an order for the first Bofors 57mm gun. The Bofors 57mm Mk 3 is undergoing gun and ammunition qualification in Louisville, Kentucky and Dahlgren, Virginia for installation on the lead ship in December, 2006.
      The MK 110 57mm Naval Gun System has been competitively selected by both LCS Flight 0 prime contractors for their two each (4 in total) Flight 0 LCS Ships. The LCS is envisioned by the U.S. Navy as a new class of surface combatant ship capable of missions closer to shore than are currently achievable by many of the U.S. Navy’s current vessels. We have received a contract from the first LCS Flight 0 ship prime contractor to begin production of the MK 110, and we are proceeding to finalize contracts with the two prime contractors for production of the four Flight 0 guns. This positions the MK 110 57mm Naval Gun very well to be the naval gun of choice for the entire LCS program, currently contemplated at up to 57 ships. The U.S. Navy is planning to increase deliveries of LCS from one in 2006 to five per year in 2009 and following years.
      We believe that the Mk 110 57mm is the only system that can provide effective surface warfare capability and commonality across the DD(X), LCS and Coast Guard Deepwater programs.

      Minor Caliber Gun System. The U.S. Navy is currently establishing requirements to develop and field stabilized Minor Caliber Guns (“MCG”) to provide protection against small boat surface threats. We are actively involved in two MCG programs that have significant domestic and international market potential.
      In 2004, the U.S. Navy awarded us a five year Indefinite Deliver/ Indefinite Quantity contract for the delivery of the Mk 38 Mod 2 Ordnance Alteration. They have placed an initial order for eight gun mounts to be delivered in the first quarter of 2005, for installation on U.S. Navy Cruisers and Amphibious Dock Landing ships. The Mk 38 Mod 2 Machine Gun System (“MGS”) is a lightweight stabilized naval machine gun system for day and night operation. The system utilizes the 25mm Bushmaster M242 gun and can be easily integrated on new or existing platforms. The Mk 38 Mod 2 MGS features an advanced fire control capability. The Mk 38 Mod 2 MGS is primarily operated as an autonomous system, directed by an on-mount Electro-Optical Surveillance System and operated with its own dedicated Remote Operators Console. The Mk 38 Mod 2 MGS replaces an unstabilized mount, creating new capabilities for Anti-Terrorism and Force Protection and is well suited for numerous U.S. Navy platforms.
      We are also actively involved in developing, testing and fielding a .50 caliber stabilized MCG system for short range defense called the EX-45. We are working cooperatively with the U.S. Navy’s In-Service-Engineering-Agency (“ISEA”) in Louisville, Kentucky. Three EX-45 units were under contract from the Louisville ISEA for testing in 2004.
      Submarine Propulsor. We are the sole-source prime contractor of U.S. submarine propulsors, which enables a submarine to meet stealth mission requirements. We are currently under contract to produce seven propulsors for Virginia Class submarines for delivery through 2006. The first five systems have been delivered ahead of schedule. We recently received a contract award for the follow-on multi-year procurement of seven additional propulsors, including all options, for delivery through 2010.
      Launching Systems. The Mk 41 Vertical Launching System (“Mk 41 VLS”) is the U.S. and nine allied navies’ primary multi-mission, multi-missile launcher on surface combatant warships such as destroyers and cruisers. The Mk 41 VLS launches the anti-air threat Standard Missile, strike mission-related Tomahawk cruise missile, vertical launch anti-submarine rocket, and ship self-defense Sea Sparrow missile. We manufacture all the major structural assemblies and electrical cables for the Mk 41 VLS launcher under subcontracts to Lockheed Martin Corporation, the prime contractor of the VLS launcher. We have a Mk 41 VLS teaming agreement with Lockheed Martin, which covers both U.S. and foreign sales through December 31, 2011. The U.S. Navy installs the Mk 41 VLS, like the Mk45, on all DDG51s, each of which contains twelve 8-cell VLS modules. The DDG51 program plan calls for major structural deliveries to be completed by 2008. We signed a three-year launcher production contract with Lockheed Martin in 2002, with deliveries extending through mid-2006. The U.S. Navy is procuring the Mk 41 VLS for the FY05 DDG51 buy of three ships, extending U.S. production through 2007. The U.S. Navy is now processing requests for pricing and availability of Mk 41 VLS for several allied navies, including Spain and Australia, for production spanning 2006-2008.
      We are the designated mechanical design agent for the Mk 41 VLS launcher and the design agent for all Mk 41 VLS canisters. We are the sole-source, prime contractor of Mk 41 VLS canisters to the U.S. Navy and foreign navies. We were awarded a contract in November 2004 to produce both refurbished and new Mk 14 Mod 2 Tomahawk canisters compatible with the U.S. Navy’s new Tactical Tomahawk missile from the Mk 41 VLS. This contract provides for a base award for the refurbishment and upgrade of 352 Mk 14 canisters at our facility in Aberdeen, South Dakota and includes options for the refurbishment of an additional 688 Mk 14 canisters and the production of 439 new Mk 14 canisters through 2009.
      We are also under contract to design a Mk 21 canister modification to launch the Standard Missile 3 for Ballistic Missile Defense missions. Our prototype canisters have been used in the recent successful Standard Missile ballistic missile defense tests. In addition, a variant of this same canister will be used to store, launch and transport the U.S. Navy’s SM-6, which provides the ability to defeat air threats over-the-horizon.
      The U.S. Navy awarded the initial design contract for the next-generation destroyer, the DD(X), to the team of Northrop Grumman Ship Systems — the Design Agent, and Raytheon — the Systems Integrator.

We are a teammate and subcontractor to Raytheon Corporation for the systems engineering of the next generation MK57 VLS for the DD(X), and will design and fabricate the mechanical portions of the MK57 VLS Engineering Development Model (“EDM”). The MK57 EDM will be tested in 2005. Initial ship launcher final design is scheduled to begin in 2005 after the DD(X) Milestone B decision. The MK57 VLS production for the lead ship is scheduled to begin in 2007. The Mk 57 VLS is compatible with the existing inventory of missiles and canisters currently used with the Mk 41 VLS.
      Future Combat Systems (“FCS”). The Future Combat Systems, or FCS program, is the Army’s planned means by which its future combat force is to be developed and produced. FCS is intended to provide an electronically linked network of surveillance, command and control, and combat capabilities, including manned and unmanned systems, by which the Army would prosecute future combat missions. Whereas FCS was initially expected to embrace the missions historically performed by current Army combat systems such as our Bradley, artillery (M109/ FAASV and Crusader), recovery (M88 HERCULES), and battlefield transport (M113 family) systems, an outcome of Iraq operations is that FCS and current vehicles are now expected to coexist for several decades. In March 2002, the Army selected a contractor team led by The Boeing Company to act as the Lead Systems Integrator (“LSI”) in managing the FCS program. Ground combat vehicles, planned as a mixture of manned and unmanned types, are to comprise a major element of FCS. Ultimately, the FCS plan is intended to equip the Army with brigade-scale units of action, consisting of manned and unmanned combat vehicles, aviation elements, and related personnel.
      In July 2004, the Army and LSI announced a major restructure of the FCS program which focused on delivery of critical FCS technologies to the Army’s current force as expeditiously as possible. Within the restructured FCS program the priorities for development were stated as (in order): Network, Unattended Munitions (e.g., NLOS-LS), Unmanned Systems (UAV, UGV, UGS), and Manned Ground Vehicles. Systems which had been deferred in the baseline program were reinstated including; UAV Class II and Class III, ARV-Recon and ARV-Assault, and FRMV.
      (a) FCS Manned Ground Vehicles (“MGV”). In January 2003 the Army announced that the development and integration of MGVs for FCS would be performed by a team composed of ourselves and General Dynamics. This critical role on the program’s MGV component may be of long-term significance to our revenues and potential profits.
      In December 2003, we were awarded two subcontracts by Boeing totaling $2.2 billion for the System Development and Demonstration (“SDD”) phase of MGV. MGV is envisioned by the Army as a family of eight mission variants with a common-design platform that operate within the FCS family of systems via networked battle command. Our role on the integrated design team for MGV consists of having the overall responsibility for five variants (the non-line of sight cannon or NLOS-C, the non-line of sight mortar or NLOS-M, the infantry carrier vehicle or ICV, the medical vehicle or MV, and the FCS recovery/maintenance vehicle or FRMV), as well as for leading the software architecture and design development for the common design and the mission packages, and finally, within common design, for leading integrated product teams in the areas of propulsion, crew stations, survivability, and armor development. The SDD contract includes the design, construction and full-scale testing of prototype vehicles leading up to (but not inclusive of) low-rate initial production.
      Within the MGV effort, the 2004 FCS restructure and reprioritization mandated significant changes. The most significant of these included the addition of six NLOS-C “Increment 0” systems to be delivered in 2008 to meet the intent of Public Law 108-287, which mandates that the Army deliver eight combat operational NLOS-C systems by December 2008. Other significant changes included delaying the initial operational capability for MGV from 2010 to 2014, delaying delivery of prototypes from 2007 to 2010, and the full reinstatement of the medical vehicle and FCS recovery and maintenance vehicle development efforts. This major contract modification is expected to be definitized in early 2005 and is expected to add approximately $400 million to our total contract value and extend the period of performance through 2012.
      With the addition of the NLOS-C “Increment 0” systems and their accelerated delivery schedule, NLOS-C continues to be the lead system for the FCS manned ground vehicle program. These early pre-production prototypes will provide the Army with an early capability to evaluate the benefits of networked fires, automation of ground combat vehicle and tactics, techniques and procedures for fighting the FCS units of action. They also support a potential early production decision for NLOS-C to meet the additional mandate from P.L. 108-287 to “Program and budget to field NLOS-C in 2010 as part of FCS” or to “Develop NLOS-C independent of FCS if FCS cannot achieve 2010 fielding.” Recently the Army has begun discussions of fielding NLOS-C to the Stryker Brigade Combat Teams in addition to the FCS units of action. In December 2004, we received authorization to enter preliminary design for the unique NLOS-C armament and ammunition handling subsystems, in order to keep this high visibility program on schedule.
      (b) FCS Armed Robotic Vehicle (“ARV”). One of three unmanned ground vehicles in FCS, the ARV was awarded to us as a subcontract from Boeing in November 2003 on the basis of our competitive proposal offering. At that time, for reasons of development cost and technology maturity, the onset of full SDD development was deferred by two years to FY06. The ARV program started with a two-year Systems Engineering Design Phase and included an optional Phase II for SDD. In September 2004, we were authorized to proceed with the ARV Phase II SDD activities and have submitted a proposal as part of the FCS restructuring, which we expect will increase the ARV SDD program to about $320 million. A contract modification is likely in early 2005.
      M109 Self-Propelled Howitzer (“M109”). The M109 has been the most widely used field artillery howitzer for the U.S. military and certain foreign governments since we first produced it in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest version of the vehicle is the M109A6 Paladin. We completed deliveries of seven Paladins in 2001 and received a follow-on order for 18 additional units in January 2002. We have various non-production activities on Paladin to provide engineering and training services. We also design and produce unique configurations of the M109 and offer M109 upgrade kits, servicing and training to various foreign governments. In July 2003, we received a Foreign Military Sales (“FMS”) contract from the Army to refurbish 201 M109 series self-propelled howitzers for the Government of Egypt. Production is expected to run through November of 2005.
      Objective Force Indirect Fire, Non-Line-of-Sight Cannon (“NLOS-C”). The NLOS-C artillery program has been incorporated into the FCS development and demonstration program described above.
      M88 Armored Recovery Vehicle (“M88”). We have been the sole-source, prime contractor of the M88 to the Army since 1960. The M88 currently has an installed base of more than 3,325 vehicles in 19 countries throughout the world. The M88 performs towing, lifting and winching tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the Army, in 1986 we began the development effort for the M88A2 (“HERCULES”) upgrade, in order to handle 70-ton vehicles. The enhanced capabilities of HERCULES enable a single system with three crewmembers to lift a tank turret upright and tow an M1A1/ A2 tank, tasks which would otherwise require eight soldiers and two recovery vehicles. The Army has awarded annual production contracts for M88 upgrades from 1994 through 2003 totaling 157 vehicles. Of these 157 HERCULES vehicles, 18 were delivered in 2004 and 139 in prior years. Additionally, in 2000 we began to supply M88 upgrades to the U.S. Marine Corps (“USMC”). Annual USMC production contracts for M88 upgrades from 2000 through 2004 total 58 vehicles. Of these 58 HERCULES vehicles, two were delivered in 2004, 55 in prior years, and one is scheduled for delivery in 2005. Under the Administration’s FY05 budget and proposed FY06 budget, further U.S. procurement for HERCULES production would cease after these contracts are completed.
      We are currently under contract with the Army and the USMC to provide retrofit kits incorporating advances in technology and to provide continued technical engineering, logistics, maintenance and repairs support through December 2006. In 2004 we received a contract award to co-produce 21 additional HERCULES vehicles with Egypt in addition to the previous 66 vehicles completed as part of an on-going Egypt Co-production Program. Delivery of the 21 vehicles is expected to be complete by mid-2006. In addition, we received a contract award in 2004 to purchase long-lead materials for the anticipated production of seven HERCULES vehicles and spares for Australia. Contract definitization for the Australia Program is anticipated by mid-2005 and contract deliveries should be completed by mid-2006. The HERCULES vehicle also has been fielded in both Thailand and Kuwait.

      Assault Amphibious Vehicle (“AAV”). The AAV has been the USMC’s assault amphibious vehicle for over three decades with more than 1,500 vehicles delivered. In July 1998, we were awarded a four year contract to perform upgrades to a portion of the fleet in partnership with USMC depots. We received extensions to this contract in 2003 and in 2004. We expect further extensions in 2005 to convert the USMC’s remaining AAVs and provide additional vehicles for worldwide commitments. We also have had recent sales for the AAV and upgrades in Brazil, Spain, Italy and Korea, and Taiwan.
      M113 Armored Personnel Carrier (“M113”). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. We have produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, previously produced in Europe and currently produced by our Turkish affiliate, FNSS. The Army, which received our last delivery of new M113s in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work is currently performed in our Anniston, Alabama facility in a partnering arrangement with the Anniston Army Depot. Other recent contracts include vehicles for Jordan, Chile and Israel.
      In 2002, we were awarded a contract to develop and produce Opposing Forces Main Battle Tank (“OPFOR-MBT”) vehicles. The OPFOR-MBT is an M113 upgraded to the A3 configuration with visual modifications used for combat maneuver training of the Army. To date, we have received orders to produce 106 OPFOR-MBT vehicles. The Army intends to buy seven additional vehicles in 2005 to increase the total quantity produced over the life of the contract to 113 OPFOR-MBT vehicles.
      In addition, we are supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and to produce the new improved Mobile Tactical Vehicle Light (“MTVL”). The MTVL variant, which is one of our patented M113 derivatives, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3.

Bofors Defence.
      We acquired Bofors Weapon Systems, a Swedish company, in September 2000 from Celsius AB. Subsequent to the acquisition, the name was changed to Bofors Defence. During 2003, Bofors continued to refocus business areas to emphasize Precision Strike and Intelligent Systems. Bofors’ major business areas consist of: Intelligent Ammunition, Launching Systems, Technology Studies, and System Design and Integration. Bofors has retained key competencies in precision strike and intelligent systems and modeling and simulation. In 2003 Bofors was designated as the competency center for Non-Nuclear Electro Magnetic Pulse warheads for Sweden.
      During 2004, Bofors, continued to grow as a world class developer and producer of guns and intelligent ammunition. In early 2004, Bofors was awarded a contract worth nearly $30 million from the Swedish Army to design, develop and manufacture two demonstrators of 155 mm wheeled artillery guns for precision engagement to be delivered during 2005. During the third quarter of 2004, the Danish Army committed to establish cooperation with Sweden and Bofors on this artillery development program. This increases the potential number of production guns to 50 once the testing period is complete.
      In September 2004, Bofors received a contract from the Swedish and French Armies to improve the in-production Sensor Fuzed Artillery Ammunition, called Bonus. Bonus Mk2 will meet these demands by using the next generation of high technology sensors to be able to identify and target new threats. This will make Bonus Mk2 the state-of-the-art-ammunition in the armored piercing class. In addition, Bofors recently received a contract from the Army for the testing and certification of the Bonus ammunition during 2005.
      During 2004, Bofors continued work on the U.S.-Swedish cooperative program for the development of the XM982 Excalibur precision munition in conjunction with its U.S. partner, Raytheon Company. The decision to launch production for an early fielding of Excalibur in 2006 was made in December, 2004 by the Army following a demonstration on November 6, 2004, when the world’s first GPS/ IMU guided artillery projectile landed 3.4 meters from the target, at a range of 20 kilometers from the gun.

      In 2004, Bofors enhanced its position as a strategic resource for the Swedish Government in the Nuclear — Biological — Chemical (“NBC”) area when that government placed an order of approximately $10 million for detecting systems, systems reliability and testing on army vehicles. The order should be completed in early 2006.
      Munitions. In 2004, we continued our focus in the areas of munitions development, program pursuit and program execution to address the U.S. integration of technologies from Bofors and emerging technologies which could have a significant impact on our core Gun Weapon Systems businesses.
      Leading the activities was the qualification effort for the 57mm ammunition to support the Mk 110 57mm GWS. The 57mm GWS has been chosen for the US Coast Guard’s Deepwater program, the LCS and the DD(X). Production of the 57mm guns will be performed at our Louisville, Kentucky facility. In addition, significant effort was expended on the Course Corrector Fuze, to be used in place of existing artillery fuzes to increase the accuracy of existing projectiles. The accuracy improvement is accomplished using simple aerodynamic brakes deployed by a guidance algorithm we developed. In 2004, we signed an exclusive teaming agreement to represent the Bofors/ Giat BONUS Sensor Fuzed Munition to the U.S. We have entered into a contract with the Army for the delivery and testing of the 155mm Bonus projectiles. Activities relating to all of these products will continue in 2005.
      Military Vehicle Tracks. Most U.S. combat vehicles use a track system composed of linked track shoes which have a steel core and an external rubber surface for traction. We produce the steel components for the tracks on many of the Army’s principal vehicles, including the M1 tank, the BFV, and the M113. Production orders for various track types typically result from DoD programs to build or overhaul the corresponding vehicles, and also from wear and damage occurring in training and military deployments. We typically provide track components as a subcontractor to Goodyear Tire and Rubber Company, which provides the rubber elements and then sells the completed track assembly to the Army. Because of intensive usage of Army combat vehicles in Iraq, we are currently producing track components at substantially greater volumes.

Ship Repair and Maintenance Segment
      Ship Repair and Maintenance. We acquired USMR in July 2002, and its operations comprise our Ship Repair and Maintenance segment. USMR operates several U.S. shipyards serving government and commercial customers. Norfolk Shipbuilding and Drydock Corporation (“Norshipco”) located in Norfolk, Virginia serves the U.S. Navy’s Atlantic Fleet, Military Sealift Command (“MSC”), and numerous commercial customers. Southwest Marine, Inc. (“SWM”) which is based in San Diego, California primarily serves the U.S. Navy’s Pacific Fleet and also performs some commercial and MSC work. During 2004 SWM also operated two smaller shipyards located in San Pedro, California and Ingleside, Texas. In late 2004, USMR adopted a plan to close these two shipyards, whose combined 2004 sales were $13.3 million, due to declining sales opportunities at their locations. In March of 2004, USMR acquired the assets of Honolulu Shipyard and combined it with its existing SWM’s Hawaii operations. A new USMR subsidiary, Hawaii Shipyards, Inc. now serves the U.S. Navy’s Pacific fleet at Pearl Harbor, Hawaii, and is performing several contracts including a multi-year maintenance contract on multiple classes of Naval warships. Finally, San Francisco Drydock, Inc. located in San Francisco, California provides services to MSC and a commercial customer base including several cruise lines.
      USMR’s shipyards perform a broad range of ship repair, overhaul, and ship modernization services. The projected repairs to restore a ship to its design parameters can be grouped into two main categories: (i) topside repairs that are performed without lifting the ship out of the water, and (ii) drydock repairs, which involve the vessel being raised out of the water in order to access its underwater components. Topside jobs include repair or replacement of superstructure plating, restoration of internal piping systems, pump overhauls, ventilation system maintenance, overhauling engines, and preservation of decks and superstructure. Drydock repairs include inspection and repair of tanks, underwater hull valves, ship’s rudder, main propulsion shaft bearings, and sonar domes. In addition, most drydocking projects require blasting and painting of the underwater hull with marine coating systems.

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
      USMR’s largest customer is the U.S. Navy, which accounted for approximately 95% and 93% of sales volume in 2003 and 2004, respectively. In addition to contracts with the U.S. Navy for work on military vessels, USMR has significant contracts covering cargo and logistic vessels under the control of MSC. USMR also performs ship repair services for the USCG, U.S. Maritime Administration, the Army, and numerous commercial customers.
      Contracts with the U.S. Navy are predominately for repair, maintenance, and modifications on surface ships including aircraft carriers (“CV” or “CVN”), guided missile cruisers (“CG”), destroyers (“DDG”), frigates (“FFG”), amphibious assault ships (“LHA” or “LHD”), amphibious ships (“LSD” or “LPD”), as well as other less numerous hull classes. The U.S. Navy awards most ship repair contracts on a competitive basis, with the award being made on a best value basis which takes into account such factors as the contractor’s proposed price, past performance on similar work, record of quality, planning capabilities, available capacity, and projected final cost. For most U.S. Navy work, the U.S. Navy limits competitive participation to shipyards within a designated home port area in order for the U.S. Navy to limit the travel required by the vessel and its crew during repair downtime.
      U.S. Navy ship repair contracts may have either fixed-price or cost-reimbursement terms and may cover work ranging from discrete tasks on a single ship to multiple tasks on multiple ships over multiple years. Increasingly, the U.S. Navy has moved towards multi-ship, multi-option (“MSMO”) contracts where the shipyard is engaged to perform continuous maintenance on specific ships for up to five years. Repair work on MSMO contracts may include topside and drydock maintenance, vessel modifications and upgrades, as well as non-scheduled emergency repairs. Contracting in this manner allows the U.S. Navy to benefit from use of a single supplier of ship repair services for each vessel which provides more consistent levels of quality, faster turnaround for emergency work, and reduced costs associated with learning curves and the shipyard’s familiarity with the vessel. MSMO contracts typically have cost-reimbursement terms, but may also be awarded on a negotiated fixed price basis. During 2003 and 2004, USMR was the prime contractor on MSMO programs covering LPD, LSD, and DDG class vessels in San Diego, LSD class vessels in Norfolk, and MCM class vessels in Ingleside, Texas. With the acquisition of a shipyard in Hawaii in 2004, USMR also became prime contractor for a multi-year contract on several classes of vessels home ported in Pearl Harbor, Hawaii. In December 2004 USMR was selected as prime contractor on two new five year multi-ship contracts covering amphibious assault ships (LHA and LHD classes) and guided missile destroyers (DDG class). Work on these new contracts will commence in 2005 although the LHA/ LHD contract award is subject to resolution of a bid protest.
      In addition to U.S. Navy contracts, USMR competes for work on most other classes of government vessels including preposition and sealift ships controlled by MSC, USCG vessels, ready reserve fleet vessels, Army support vessels, and other government owned craft. The most significant non-U.S. Navy contracts during 2003 and 2004 were with MSC and USCG and included major repair and maintenance work on the vessels USNS Kilauea and USCG Boutwell in San Francisco and the USNS Mt. Whitney and USNS Stockham in Norfolk.
      Non-government work includes commercial work on vessels ranging in size from harbor bound tugs and barges to cruise ships, oil tankers, and container ships. The largest commercial contracts performed by USMR during 2003 and 2004 consisted of drydocking work on cruise ships that call on U.S. ports including the Norwegian ‘Sky’ and ‘Star’, Carnival ‘Pride’, Disney ‘Wonder’, and Princess Cruises ‘Sun Princess’. A number of factors have hampered commercial sales revenue during 2003 and 2004 including competition from lower cost foreign shipyards and declining numbers of U.S. flag vessels. The recent decline in the U.S. dollar has made USMR more competitive with foreign shipyards, particularly those in European countries.

Joint Venture
      We have a joint venture in Turkey which is accounted for using the equity method because we do not control it due to our partner’s veto rights over most operating decisions. However we do have the ability to exercise influence over its operating and financial policies.
      FNSS-Turkey. The FNSS Savunma Sistemleri A.S. (“FNSS”) joint venture was formed in 1987 to manufacture and sell armored combat vehicles to the Turkish Army. We own 51% of FNSS. Following completion of an initial contract for 1,698 armored combat vehicles, we received a follow-on contract for 551 additional vehicles in 2000, with deliveries beginning at the end of 2001. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries starting mid 1999 and ending in early 2001. In August 2000, FNSS signed a second major export order to supply 211 vehicles in 11 configurations to the government of Malaysia. This contract also includes co-production through a sublicensee company in Malaysia. Vehicle deliveries for the Turkish government and the Malaysian government will be completed in early 2005.
Research, Development, and Engineering Capabilities
      Our Defense Systems segment conducts research and development of new technologies for application to weapon systems and upgrades. Our ability to compete for new Defense Systems contracts depends to a large extent on the success and innovation of our research and development programs. We apply our significant design and engineering skills, our vast library of data-based models, extensive modeling and simulation skills, and an environment of creative development, in order to rapidly develop and prototype new technologies and systems.
      The engineering capability of the Defense Systems segment has been a critical component of its success. Our experience in simulation, systems integration, armor, mobility, survivability and armaments, and robotic systems, as well as our software development, engineering and electronics capabilities, have allowed us to stay at the forefront of the development, manufacture and upgrade of our products and to apply our technologies to other products.
      We are a leader in developing Hybrid Electric Drive (“HED”) systems for military vehicles. HED takes advantage of the high energy content of hydrocarbon (diesel) fuels and the performance advantage of electric drive, to provide on-board power for vehicle electronics, while reducing fuel consumption. We have a near-term history of integrating HED systems and in some instances band track (which delivers an improved ride like wheels with performance like track, at lower weight with longer service life) into combat system demonstrators, including our Transformation Technology Demonstrator, more advanced systems in wheeled and tracked manned ground vehicle demonstrators, the NLOS-C CTD and our Thunderbolt demonstrator. Each successive effort brings additional refinement of hardware, controls and performance. In 2004, working under cooperative agreements with government agencies, we modified this demonstrator to build an integrated technology demonstrator that merged the technologies of HED, band track, Electrothermal Chemical (“ETC”) propulsion for a 120mm cannon, and Electromagnetic Armor (“EMA”) into a well packaged combat vehicle demonstrator — the very first integration of all these technologies into a combat vehicle. Both Electrothermal Chemical and conventional 120mm tank rounds were fired from this combat vehicle demonstrator - an industry first. ETC and conventional rounds were fired in the same salvo merely by changing round selection through a fire control command, and using an autoloader we developed, that successfully loaded and ejected rounds and stub cases from the vehicle. EMA provides multi-hit protection from shape charge munitions at less weight than reactive armor, and is easily conformed to combat vehicle configurations.
      In partnership with the Army, we developed an innovative 105mm variable volume chamber cannon that fires 105mm projectiles using 155mm Modular Artillery Charge Systems. The cannon can change the muzzle velocity by varying the chamber volume, as well as the amount of propellant. The cannon’s ground breaking variable volume technology has the ability to provide U.S. ground forces 50% more range than the current 105mm howitzer. Using the 155mm modular charges with the 105mm variable volume chamber cannon means that the ground forces would have a common propellant for both their 105mm and 155mm artillery systems. In 2004 testing, we fired over 210 rounds through all propelling charge zones, varying chamber volume configurations and temperature extremes, achieving a maximum range of over 30 kilometers.
      During 2004, we followed our first firing success on the NLOS-C CTD by developing and integrating the vehicle’s tactical software in just 10 months. We used our simulated design environment and expertise established during the development of the Crusader Field Artillery System, whereby our SEI Level 4-rated software engineering team worked side-by-side with the demonstrator’s hardware engineers to achieve success in this short period of time. The tactical software integrated the demonstrator’s robotic ammunition handling and auto-loading systems to create a fully automated 155mm cannon system that enables a two-person crew to achieve what currently takes five soldiers to accomplish on the battlefield. Following integration, we used the tactical software to successfully complete an eight-round fire mission at a rate of more than six rounds per minute at Yuma Proving Ground near Yuma, Arizona. This marks the first time a cannon has ever been fired using tactical software.
      We continue to play an important role in the development of advanced materials and techniques for the design and manufacture of future systems. We continued work in this area during 2004 under an Army contract modification for the fabrication of an Integrated Survivability Advanced Technology Demonstrator. This technical effort is a continuation of a previous Composite Armored Vehicle — Advanced Technology Demonstrator application to Integrated Hybrid Structures contract and is part of the Army’s ongoing effort to mature advanced vehicle structural approaches and integrate survivability technologies that can be applied to future and current vehicle systems. We are developing and analyzing structure concepts, and fabricating and testing structural test sections to demonstrate producibility and validate performance. The final stage in this technology development effort includes fabricating a full-scale vehicle hull that will be used to integrate and validate the latest advancements in survivability technologies from advanced armors to survivability suites. This effort continues the company’s focus on developing advanced structures — making use of combinations of advanced materials to provide superior ballistic protection at lower weights than conventional materials — to benefit future systems.
      One of our key survivability projects is the Army’s Active Defense System. Following successful on-the-move testing in the defeat of a variety of threats, we are now conducting active defense systems engineering, analysis and testing to counter tank fired kinetic energy (“KE”) rounds under contract from the Army. This award continues the company’s current Active Defense Systems (“ADS”) development efforts with teammates Northrop Grumman Space Technology and BAE Systems. This effort continues the successful maturation of the Army’s active protection system to enable full spectrum survivability against rocket-propelled grenades (“RPG”s), anti-tank guided missiles (“ATGM”s), high-explosive anti-tank (“HEAT”) rounds, top attack munitions and now tank-fired KE. We are conducting experiments to understand, define, model and simulate all aspects of KE defeat and chart a path for future investments in technology for full spectrum protection. The ADS program (formerly known as Integrated Army Active Protection System or “IAAPS”) is the point-of-departure design and cost baseline for the Army’s Future Combat Systems program and is intended to provide future forces with high survivability at minimal weight. ADS is intended to be platform independent while providing current forces with enhanced protection against today’s threats. The ADS program met or exceeded performance expectations to date and will continue to pursue tank-fired KE protection with the same successful approach.
      We also successfully demonstrated a near-term system designed to counter the long-standing threat from RPGs in September 2004, when our independent R&D funded Close-In Counter Measure (CICM) active protection system successfully intercepted and destroyed incoming RPGs during end-to-end testing at the Army’s Redstone Technical Test Center at Redstone Arsenal, Alabama. In these successful end-to-end tests, our CICM system detected launched RPGs, tracked incoming rockets, launched its countermeasures and defeated RPGs before they reached the protected system. This successful counter-RPG mission was accomplished in less than nine months through targeted research and development efforts and rapid prototyping capabilities by us and our teammates to quickly develop a successful, affordable near-term counter to RPGs. CICM is an outgrowth of the many years supporting the Army in survivability development and integration.

      Additionally, we continued work on a contract for the development of add-on-armor for the Stryker vehicles that another contractor is producing for the Army. The contract included design and qualification testing of a complete vehicle suite of add-on reactive and non-explosive reactive armor designed to defeat RPGs, which has completed live fire testing and production qualification testing. We await a government decision regarding this armor solution. We have also developed mine Blast/ IED protection kits to provide and offer additional protection for our ground combat vehicles to address the latest threats to vehicles such as Bradley and M113.
      We are also developing technology strength in Robotic Systems, as evidenced by our win on the FCS Armed Robotic Vehicle variants, and by our win of the Gladiator unmanned ground vehicle contract, developed in conjunction with Carnegie Mellon University’s Robotics Institute for the USMC’s Gladiator program. Gladiator is a tele-operated Tactical Unmanned Ground Vehicle that benefits operation by increasing battlefield survivability for warfighters. Gladiator can detect, identify and neutralize a variety of threats at extended ranges. The Systems Development and Demonstration phase of this program runs 30 months, into FY07, with LRIP/ Production planned for an FY07 start. The Gladiator team includes: prime contractor Carnegie Mellon University, which is a world leader in robotics, and us, who provide expertise in combat vehicle design, system integration, production and field support.
      In 2004, we continued to add capability to Eagle Visiontm, which we developed with Sarnoff Laboratories, a battlefield situational awareness system that provides 360 degrees of electronic, panoramic viewing from inside a closed space or from a remote location. In October, we demonstrated the next generation Eagle Visiontm system, featuring the addition of hemispherical awareness capability, further improving soldier and system survivability in hostile terrain. This enhancement allows the crew to see activity in the hemisphere above their vehicle, in addition to the panoramic battlefield views provided by the first generation system. Eagle Vision could be an integral part of an integrated survivability approach that protects the soldiers and the vehicle system. Eagle Visiontm uses multiple cameras that are seamlessly blended and displayed on a head tracked helmet viewing system or other display device, Eagle Visiontm is able to provide enhanced situational awareness for the entire vehicle crew. Another key feature of Eagle Visiontm is its ability to detect and track moving objects within a 360 degree area around the vehicle regardless of where the user is looking. This version of Eagle Vision was delivered to Night Vision and Electronic Sensors Directorate last year for field testing and user jury evaluations under a purchase order given to us in August 2003.
      We expended $27.7 million, $29.8 million and $32.6 million on research and development in 2002, 2003 and 2004, respectively, a substantial portion of which was included in overhead allocable to both U.S. Government and foreign government contracts.
Competition
      In the markets we serve, we face a variety of major domestic and foreign competitors. In the Defense Systems segment, competitors include BAE Systems Land Systems, The Boeing Company, General Dynamics Corporation, GIAT, Krauss Maffei Wegmann, Lockheed Martin Corporation, Oto Melara, Raytheon Company, Steyr Daimler Puch, and Textron. In the Ship Repair and Maintenance segment, competitors include General Dynamics Corporation, Northrop Grumman Corporation, Metro Machine Corporation, Todd Shipyards Corporation, Cascade General, Earl Industries, L.L.C., Marine Hydraulics International, Inc., and Deytens Shipyards, Inc. In both segments, competition may also arise from, respectively, U. S. Government-owned depots and shipyards.
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
      In some instances, Defense Systems programs are sole-sourced by the U.S. Government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where we are the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government should choose to reopen the particular program to competition. Our customers, particularly the depots, often compete with us for aftermarket business, such as upgrade work and various overhaul and servicing work we perform.
Major Customers
      Our sales are predominantly derived from contracts with agencies of the U.S. Government. See Note 13 to the Consolidated Financial Statements, included in Item 8.
Backlog
      As of December 31, 2004, our funded backlog was approximately $2.1 billion, of which 92% was associated with our Defense Systems segment and 8% with our Ship Repair and Maintenance segment. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. We expect to earn as revenues a substantial majority of the backlog at December 31, 2004 by the end of 2005.
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
Employees
      At December 31, 2004, we had approximately 7,700 employees and approximately 450 contract workers (excluding employees of our Turkish joint venture). Approximately 2,200 of our employees at nine locations are represented by 11 unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston, Alabama); the International Association of Machinists (Louisville, Kentucky and Santa Clara, California); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis, Minnesota); the International Guards (Minneapolis); the International Brotherhood of Teamsters (Santa Clara); the United Steelworkers (York, Pennsylvania); the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (Norfolk, Virginia and Honolulu, Hawaii); the International Association of Machinists and Aerospace Workers (Honolulu); the Pacific Coast Metal Trades District Council (San Francisco, California); the Swedish Trade Union Cooperation (Sweden); and the Federation of Salaried Employees in Industry and Services (Sweden). While we have from time to time experienced strikes by our unionized employees, we believe that our relations with such employees are generally good. Our union agreements typically have a term of three years and thus regularly expire and require renegotiation in the course of our business. The next scheduled expiration of such agreements will be in March 2005 regarding approximately 70 workers in Santa Clara, California, in April 2005 regarding approximately 470 workers in York, Pennsylvania and in November 2005, regarding approximately 270 workers in Anniston, Alabama.
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
      Operating and maintenance costs associated with environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (“Allowable Costs”). The portion of these costs which are not Allowable Costs have not been material in the past and, based on information presently available to us and on U.S. Government environmental policies relating to Allowable Costs in effect at this time (which are subject to change), are not expected to have a material adverse effect on us.
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
      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination related to our facilities consists of Allowable Costs. As of December 31, 2004, we had accrued approximately $32.4 million to cover any investigation and/or remediation costs that may or may not be Allowable Costs. The amount accrued is based on reasonable estimates, although there is a possibility that amounts in excess of amounts accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts described below.
      One of USMR’s largest facilities is located in San Diego, California. Pursuant to a demand from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay for the purpose of establishing clean-up criteria for future remediation work. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation efforts with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 to $9 million, although it is conceivable that costs could be as high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9.1 million of such remediation cost, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also, a further $15 million escrow fund was established in our 2002 acquisition of USMR, which may be available in respect of USMR’s remediation exposure. We have asserted claims against both escrow funds, on account of the potential remediation exposure at San Diego.
      Since approximately 1941, we (and, prior to our formation, our predecessors) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility was historically owned by the U.S. Navy (the “Navy property”), but operated by us under contract with and on behalf of the Navy. In June 2004, we purchased the Navy property and most of the associated equipment. Since the early 1980’s, the Navy has expended more than $30 million in remediation costs, including site investigation, on and adjacent to the Navy property, and the Navy has indicated that it anticipates spending an additional $10 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of the expenses, and offered to resolve the matter if we would pay approximately $8.4 million for such purpose. We dispute any responsibility for such costs, and also believe that any remediation related costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is still uncertainty regarding the terms on which the matter might ultimately be resolved (whether by settlement, legal proceedings, or otherwise).
      Also located at the Fridley, Minnesota site is an 18 acre tract of land adjacent to our manufacturing and engineering facility which was used to dispose of plant wastes including industrial wastes from the 1940’s to 1969. Environmental investigations conducted at the property revealed soil and groundwater contamination was present. In 1987, a settlement agreement was reached with the U.S. Government whereby the Government made a lump sum payment for all past, present and future investigation and remediation costs, with the provision that any future response costs regarding this property would be unallowable as part of direct or indirect costing of government contracts. Presently, almost $7.6 million has been accrued to cover long-term operation, maintenance and monitoring costs related to response activities for this property.
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
      We derive revenues predominantly from contracts with agencies of, and prime contractors to, the DoD. Approximately 81% of our sales for the year ended December 31, 2004, were made directly or indirectly to agencies of the U.S. Government, excluding U.S. Foreign Military Sales contracts. Any significant disruption or deterioration in our relationship with the U.S. Government and a corresponding reduction in these contracts would significantly reduce our revenues.

Changes in defense procurement models may make it more difficult for us to successfully bid on projects as a prime contractor and limit sole-source opportunities available to us.
      In recent years, there has been increased emphasis in combat system design and development on the technological integration of various battlefield components, such as combat vehicles, command and control network communications, advanced technology artillery systems and robotics. If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies who have significantly greater resources than we do. This trend could create a role for a prime contractor with broader capabilities that would be responsible for integrating various battlefield component systems and potentially eliminating or reducing the role of sole-source providers or prime contractors of component weapon systems. For example, the U.S. Army awarded the prime contractor role in its FCS program (discussed below) to The Boeing Company in the capacity of overall lead systems integrator for FCS, instead of awarding separate prime contracts for major FCS elements such as ground vehicles, air vehicles, and network electronics.

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
      As a company engaged primarily in supplying defense-related equipment and services to the U.S. Government, we are subject to business risks specific to our industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend or permanently prevent us from receiving new contracts or extending existing contracts based on violations or suspected violations of procurement laws or regulations;

•	terminate our existing contracts;

•	reduce the value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control, and under certain circumstances prohibit the export of our products; and

•	change certain terms and conditions in our contracts.
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
      As a U.S. Government contractor, we are subject to financial audits and other reviews by the U.S. Government of our costs and performance, accounting and general business practices relating to these contracts. Like most large government contractors, we are audited and reviewed on a continual basis. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. Although adjustments arising from government audits and reviews have not had a material adverse effect on our results of operations in the past, there can be no assurance that future audits and reviews would not have such effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of goodwill and other intangible assets, portions of our research and development costs, and some legal and marketing expenses may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could have a material adverse effect on our operations.

      Our policy is to cooperate with governmental investigations and inquiries regarding compliance matters, and we also make voluntary disclosure of compliance issues to governmental agencies as appropriate. We are currently providing information on compliance matters to various agencies, and we expect to continue to do so in the future. For example, in 2002 we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena sought information relating to a 2000 contract between us and the Italian government for the upgrading of certain amphibious assault vehicles. We believe that the grand jury investigation is directed toward ascertaining whether any violation of the Foreign Corrupt Practices Act occurred in connection with the Italian contract. While management is not aware of any such violation, it is too early for us to determine whether the ultimate outcome of the investigation would have a material adverse impact on our results of operation or financial position.

Government contracts are subject to competitive bidding.
      We obtain many of our U.S. Government contracts through a competitive bidding process that subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us, such as the contract for the U.S. Army’s Stryker program; and

•	the design complexity and rapid rate of technological advancement of defense related products.
      In addition, in order to win the award of developmental programs, we must be able to align our research and development and product offerings with the government’s changing concepts of national defense and defense systems. For example, recent years have seen increased procurement of wheeled combat vehicles, exemplified in the U.S. Army’s order for over 2,000 wheeled vehicles in November 2000 for the Stryker program, a competition in which we unsuccessfully offered tracked vehicle candidates. To the extent that future armored vehicle procurements emphasize wheeled designs, we may remain at a competitive disadvantage if we are unable to offer a competitive wheeled vehicle design. However, we are under contract to design and develop approximately 50% of the FCS manned ground vehicles, whether the Army selects a tracked or wheeled version. Historically, our experience is that such involvement is likely to lead to corresponding production contracts, if and when the system reaches production. In any event, there is no assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate sales sufficient to result in profits.

Our fixed-price and cost-plus contracts may commit us to unfavorable terms.
      We provide our products and services primarily through fixed-price, cost-plus and time and materials contracts. For the year ended December 31, 2004, fixed-price contracts provided 57% of our revenues, and cost-plus contracts, including time and material contracts, provided 43%.
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
      Additionally, our U.S. Government programs must compete with programs managed by other defense contractors for limited funding. Our competitors continually engage in efforts to expand their business relationship with the U.S. Government and are likely to continue these efforts in the future. For example, in the private-sector ship repair industry, as the U.S. Navy moves toward greater use of multi-ship, multi-option contracts, the larger size of the contracts to be awarded may attract additional competitors to our market, including companies that have traditionally focused on shipbuilding rather than repair. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, defense programs compete with non-defense spending of the U.S. Government for funding. Budget decisions made by the U.S. Government are outside our control and can have long-term consequences for our size and structure.
      In some instances, the U.S. Government directs to a single supplier all work for a particular program, commonly known as a sole-source program. In those instances, other suppliers who might otherwise be able to compete for various components of the program can only do so if the U.S. Government chooses to reopen the program to competition. While we have derived most of our historical revenues from sole-source programs, we derive and expect to derive a portion of our sales through competitive bidding. In addition, although the U.S. Government has historically awarded certain programs to us on a sole-source basis, it may in the future determine to open such programs to a competitive bidding process. There is no assurance that we will continue to be the sole-source contractor on various programs that we will compete successfully for specific program opportunities or, if we are successful, that awarded contracts will generate sufficient sales to be profitable. The failure or failures to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

We cannot guarantee the success of our strategy to pursue multi-ship, multi-option contracts awarded by the U.S. Navy for work on Atlantic Fleet surface ships.
      We expect the U.S. Navy to increase the use of multi-ship, multi-option (MSMO) contracts for the repair and maintenance of the Atlantic Fleet, and the aggressive pursuit of these contracts is an important part of our business strategy. Our ability to win these contracts will depend on a variety of factors, including our cost structure, past performance under these types of contracts on both the East and West Coasts, and our access to additional shipyard facilities for overflow work.

The maintenance and establishment of teaming agreements is important to our business.
      In our Ship Repair and Maintenance segment, we currently engage in teaming and other agreements that involve either general arrangements with other ship repair companies to allow us access to facilities and employees, or whereby we take subcontracting responsibility for a specific aspect of a larger prime contract. In 2003 we acquired a second dry dock at our Norfolk facility from another area shipyard as part of a resource-sharing arrangement with the other yard. In 2004 we entered into another resource-sharing arrangement in San Diego. We believe that the ability to participate in many of the U.S. Navy’s future contracts will depend on our ability to maintain and enter into successful agreements within the industry. There is no assurance that our current arrangements will remain in place on a long-term basis.
      In our Defense Systems segment, we also make frequent use of teaming agreements. For example, we have a teaming agreement with Boeing and General Dynamics regarding our role on the manned ground combat vehicle portion of the FCS program. We cannot assure you that we will continue to be selected as a teaming participant, or that we will be able to identify and successfully work with other companies. Failure to maintain or enter into future teaming agreements may have a material adverse effect on our business and future prospects.

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
      We participate in an unconsolidated joint venture in Turkey and in co-production programs in several other countries. We recognized earnings from our Turkish venture of $6.4 million for the year ended December 31, 2004. Our export sales, which include U.S. direct foreign sales, U.S. Foreign Military Sales, and our revenues from our Bofors Defence subsidiary, totaled $381.7 million for the year ended December 31, 2004 representing approximately 17% of our total revenues for that period. Our strategy includes expansion of our international operations and export sales. In connection with these international operations and sales we are subject to risks, including the following:

•	devaluations and fluctuations in currency exchange rates;

•	the ability to obtain distributions of cash which require the approval of joint venture partners;

•	changes in, or changes in interpretations of, foreign regulations that may adversely affect our ability to sell certain products or repatriate profits to the United States;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	hyperinflation or political instability in the countries in which we operate or sell;

•	imposition or increase of investment and other restrictions by foreign governments;

•	the potential imposition of trade or foreign exchange restrictions or increased tariffs;

•	U.S. arms export control regulations and policies that restrict our ability to supply foreign affiliates and customers; and

•	local political pressure to shift from majority to minority ownership positions in joint ventures, which could further reduce our ability to influence the conduct, strategy and profitability of these ventures.

•	changes in overall diplomatic and security relationships between the United States and various foreign countries, such as the strains that emerged with respect to Turkey in the context of U.S. military operations in Iraq during 2003.
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
      The integration of any strategic alliances, acquisitions, teaming agreements, or co-production programs into our business may result in unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Consummating these transactions could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our financial condition and operating results. In addition, we may be required to enter into novation agreements with the U.S. Government in order to succeed to the U.S. Government contracts of any acquired entity. Novation can be a lengthy process that often occurs after the consummation of an acquisition. Accordingly, our failure to obtain any required novation could have a material adverse effect on the value to us of an acquired business.

Significant risks are inherent in the day-to-day operations of our ship repair and maintenance business.
      The day-to-day activities of our ship repair and maintenance business involves the repair, maintenance and modernization of large steel structures, the operation of cranes and other heavy machinery, and other operating hazards. As a result, our operations can cause personal injury or loss of life, severe damage to and destruction of property and equipment, and interruption of our business. The structural or mechanical failure of a vessel after it leaves one of our shipyards can result in similar injuries and damages and could result in liabilities for or litigation against us. Although we maintain insurance protection in amounts we consider to be adequate, there is no assurance either that such insurance will (i) be sufficient in coverage or effective under all circumstances or against all hazards to which we may be subject, or (ii) continue to be obtainable for purchase or renewal in the insurance market on terms acceptable to us. If we are not fully insured against successful claims, there could be a material adverse effect on our financial condition and results of operations.

We may experience labor disruptions associated with the expiration of our collective bargaining agreements.
      As of December 31, 2004, we had approximately 7,700 employees and 450 contract workers. Approximately 2,200 of our employees are covered by collective bargaining agreements with various unions. (See Item 1, Description of Business, “Employees” for additional detail regarding our unionized locations.) Our union agreements typically have a term of three years and thus regularly expire and require renegotiation in the course of our business. The next scheduled expiration of such agreements will be in March 2005 regarding approximately 70 workers in Santa Clara, California, in April 2005 regarding approximately 470 workers in York, Pennsylvania and in November 2005, regarding approximately 270 workers in Anniston, Alabama. Although we believe that our relationships with these unions are good, there can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise.

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
      At December 31, 2004, we had approximately $525 million in outstanding term loans under our secured credit facility as well as letters of credit in the amount of approximately $75.7 million. Approximately $124.3 million remains available under the credit facility. In the future, we may borrow more money, subject to the limitations imposed on us by our senior secured credit facility.
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

We depend on key management and technical personnel and may not be able to retain those employees or recruit additional qualified personnel.
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
      Our operations are subject to U.S. federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate, relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up requirements may require us to incur substantial costs in the future. Although a significant portion of our ongoing environmental costs are recoverable from other parties or allowable as costs under the terms of many of our contracts, there is no assurance that we will not incur material unrecoverable or unallowable costs in the future. In addition, there is no assurance that environmental costs we expect to be reimbursed by other parties or allowed as charges in U.S. Government contracts will be reimbursed or allowed. A decline in such reimbursement or allowability could have a material adverse effect on our financial condition and results of operations.
      Stringent fines and penalties may be imposed for non-compliance and many environmental laws impose joint and several “strict liability” for remediation of spills and releases of oil and hazardous substances, without regard to negligence or fault on the part of the person being held responsible. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us regardless of whether the contamination is attributable to other potentially responsible parties. Some of our facilities have been used for manufacturing, ship repair, or related activities for several decades. The nature of ship repair operations requires the storage, use and handling of hazardous materials, and the use of such materials was more prevalent in prior years in many manufacturing operations. The extensive use and handling of hazardous materials resulted at their release at or from several of our manufacturing plants, shipyards, and the adjacent waterways and may do so in the future. Accordingly, we make capital expenditures and incur operating expenses for clean-up, mitigation and other environmental matters arising from the condition of our facilities and from our daily operations.
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
      Our employee retirement benefit plans hold a significant amount of equity securities. Declines in the market values of these securities would increase our retiree benefit expense and, as a result, adversely affect our profitability. In addition, a continued decline in such asset values could cause our plans, which in the aggregate were adequately funded as of December 31, 2004, to become underfunded.

ITEM 2.	Properties
      The principal manufacturing and research and development activities for our Defense Systems segment are located in four main facilities: Fridley, Minnesota; York, Pennsylvania; Louisville, Kentucky; and Santa Clara, California. We currently own and operate a 2,048,432 square foot building on 135 acres in Fridley, Minnesota. In 2004, we purchased the U.S. Government portion of the site, consisting of 1,712,240 square feet of building on approximately 80 acres. The York facility consists of 1,006,906 square feet and is owned by us. We lease our 633,609 square foot Louisville facility pursuant to a lease expiring in June 2005 and are currently in discussions to extend the current lease arraignment. In Santa Clara, we lease facilities which occupy approximately 420,000 square feet under a lease that expires in October 2011. In addition, we own or lease approximately 25 additional administrative offices, manufacturing facilities, and warehouse locations throughout the U.S. and in Sweden.
      Our Ship Repair and Maintenance segment’s two largest facilities are full service shipyards located in Norfolk, Virginia and San Diego, California. The San Diego shipyard includes 5 repair piers with 2,800 feet of berthing space, two dry-docks, various workshops, warehouses and offices located on 23 acres. All waterfront property in San Diego is occupied under a long-term ground lease that expires in 2034. The Norfolk shipyard is located on approximately 109 acres and includes 4 piers with 3,000 feet of berthing space, a 52,000 ton floating dry-dock, a 14,000 ton floating dry-dock, and numerous workshops, warehouses, and offices. We own the Norfolk property. In addition, during 2004, our Ship Repair and Maintenance segment also leased four other shipyard facilities located in San Francisco, California; San Pedro, California; Ingleside, Texas; and Honolulu, Hawaii. The Ingleside facility closed in December 2004, and the San Pedro facility will close during the first half of 2005.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our sole class of common equity is our $0.01 par value common stock, which is traded on the New York Stock Exchange (“NYSE”) under the symbol “UDI”. Trading in our common stock commenced on the NYSE on December 14, 2001. As of February 15, 2005, there were 40 shareholders of record with approximately 7,199 beneficial shareholders of our common stock.
      The table below shows, for the quarters indicated the reported high and low trading prices of our common stock on NYSE.

	High	Low

Calendar Year 2003:
First Quarter	$24.75	$20.06
Second Quarter	27.12	21.00
Third Quarter	29.69	25.19
Fourth Quarter	34.15	28.33
Calendar Year 2004:
First Quarter	$34.31	$28.72
Second Quarter	35.75	31.55
Third Quarter	40.24	33.45
Fourth Quarter	48.98	38.34
Calendar Year 2005:
First Quarter (as of February 28, 2005)	$55.07	$43.59
      We did not pay any dividends in 2003 or 2004 but have announced a quarterly dividend of $0.125 per share, commencing on March 1, 2005 to shareholders of record on February 15, 2005.
      We sold no unregistered securities during 2004.

Repurchase of Common Stock by the Issuer
      In March 2004, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase plan was announced on March  5, 2004 and expires on March 5, 2005. During the fourth quarter of 2004 we repurchased 862,300 shares at an aggregate cost of $34.5 million. The total number of shares repurchased under the plan through December 31, 2004 was 2,491,800 at an aggregate cost of $92.7 million.

      The following table provides the information related to our repurchase of common stock in 2004:

			Total Number of
			Shares (or Units)	Approximate Dollar
	Total Number	Average Price	Purchased as Part	Value of Shares (or
	of Shares	Paid per	of Publicly	Units) that may yet
	(or Units)	Share	Announced Plans or	be Purchased Under
Period	Purchased	(or Unit)	Programs	the Plans or Programs

				(In thousands)
April 1 to April 30, 2004	0	$—	0	$100,000
May 1 to May 30, 2004	269,500	$34.30	269,500	90,756
June 1 to June 30, 2004	599,300	$33.26	599,300	70,823
July 1 to July 30, 2004	65,200	$33.98	65,200	68,608
August 1 to August 30, 2004	160,100	$36.90	160,100	62,700
September 1 to September 30, 2004	535,400	$39.21	535,400	41,707
October 1 to October 31, 2004	648,700	$39.61	648,700	16,010
November 1 to November 30, 2004	213,600	$40.98	213,600	7,257
December 1 to December 31, 2004	0	$—	0	7,257
      In January 2005 our Board authorized the repurchase of an additional $100 million of our common stock during a one-year period, which will end on January  20, 2006. To date, no shares have been repurchased under this second authorization.

ITEM 6.	Selected Financial Data
      The following tables set forth our selected consolidated financial data for the periods indicated. We have derived our consolidated statements of operations and our balance sheet data for each of the five years ended December 31, 2004 from our audited consolidated financial statements. The historical results presented are not necessarily indicative of future results. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” and our consolidated financial statements and their related notes included elsewhere in this document.
      On September 6, 2000, we acquired all of the outstanding stock of Bofors, and on July 2, 2002, we acquired all of the outstanding stock of USMR. Accordingly, the financial statements reflect the results of operations of the acquired entities since the respective dates of acquisition. These acquisitions affect the comparability of the financial data for the periods presented.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Net sales	$1,183,886	$1,318,538	$1,725,346	$2,052,591	$2,292,355
Net income	18,845	8,776	134,576	140,648	166,113
Total assets	895,820	925,118	1,453,970	1,597,508	1,601,574
Long term debt, including current portion	269,577	430,900	590,000	576,989	524,947
Cash dividends declared per common share	—	$9.33	—	—	—
Per Share Data:
Earnings per common share — basic
Net income	$0.46	$0.21	$2.62	$2.71	$3.20

Weighted average common shares outstanding	40,584	41,265	51,349	51,955	51,866
Earnings per common share — diluted
Net income	$0.44	$0.20	$2.55	$2.66	$3.15

Weighted average common shares outstanding — diluted	42,419	43,204	52,797	52,943	52,790

ITEM 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition
      The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.
Overview
      We are a leader in the design, development and production of combat vehicles, artillery systems, naval guns, missile launchers and precision munitions used by the DoD and more than 40 foreign militaries, and the leading U.S. provider of non-nuclear ship repair, modernization and conversion services to the U.S. Navy and related government agencies. For many of our key DoD programs, we are either the sole-source prime contractor and systems integrator or have been selected as a principal subcontractor to provide a major element or system in the overall program. We conduct global operations through our manufacturing facilities in the United States and Sweden, our ship repair facilities in key homeport locations for the U.S. Navy, a manufacturing joint venture in Turkey, and co-production programs with various other governments and foreign contractors.
      The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. in October 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. In early 2004, Carlyle completed the liquidation of their original investment in our company and presently owns none of our outstanding common stock. In July 2002 we acquired USMR from Carlyle.
      We had a firm funded backlog of approximately $2.1 billion as of December 31, 2004, a substantial majority of which was derived from sole-source, prime contracts. Approximately 81% of our sales for the year ended December 31, 2004 were to the U.S. Government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.
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
      Our contracts typically fall into two categories, cost-plus and fixed-price. Our contracts for research, engineering, prototypes, and some other matters are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. Our repair and maintenance contracts are a mix of fixed-price and cost-plus arrangements with a recent trend toward cost-plus. All of our DoD contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the DoD has the right to object to our costs as being unallowable or unreasonable, which can preclude recovery of these costs on both cost-plus and negotiated fixed-price contracts.
Critical Accounting Policies
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In particular, estimates are used for contract costs and revenues in the earnings recognition process, accruals related to environmental and other liabilities, and pension and other retirement costs. Actual results could differ from those estimates.
      Revenue and Cost Recognition. We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley and M113 production contracts, sales are not recognized until the vehicles are fielded to individual Army units, because it is at that point that the risks and rewards of ownership are stipulated to be transferred. Fielding a vehicle refers to the final deprocessing activity such as verification of proper running condition, installing on-board equipment, and obtaining certified customer acceptance at their site of operation. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods.
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
      We use the percentage of completion method of accounting for our fixed-price manufacturing contracts and therefore record gross margin on each unit produced at the time a sale is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We evaluate estimates of gross margin quarterly and use the cumulative catch-up method to recognize changes in estimates of sales and gross margins during the period in which those changes are determined. We charge any anticipated losses on a contract to operations as soon as such losses are determined.
      The principal components of cost of sales for our production and ship repair and maintenance contracts are materials, subcontractor costs, labor and overhead. The principal components of cost of sales for engineering and development contracts are compensation costs for the engineers and designers and related overhead necessary to support those personnel. All of these costs are charged to inventory as incurred except for Ship Repair and Maintenance costs, which are expensed as incurred. We use the last-in, first-out, or LIFO, method of accounting for the majority of our inventory, which generally results in higher cost of sales in periods when current costs of the inventory are higher than comparable costs in prior periods and a periodic charge to earnings to reflect increases in inventory costs. We expense selling, general, administrative, and research and development costs in the period incurred. The major components of these costs include compensation, overhead and amortization of intangibles.
      Investments in Affiliated Companies. The investment in our 51% owned foreign joint venture in Turkey, FNSS, is accounted for by using the equity method because we do not control the joint venture due to our partner’s veto rights over major operating decisions. In the second quarter of 2004, we determined that a dividend payment from FNSS in 2005 was unlikely since FNSS did not have a contract for production beyond the first quarter of 2005, and its ability to pay dividends in future years was doubtful. This deterioration in the outlook for recoverability is viewed as other than temporary. As a result, we discontinued recognizing our share of the equity earnings and wrote off our investment balance as of June 30, 2004.
      Accrued Environmental Liabilities. We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to, along with other factors, difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, and agreements between potentially responsible parties to share in the cost of remediation. Given the level of judgment and estimation as described above, it is possible that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

      Pension and Other Retirement Costs. Most employees are covered by defined benefit pension plans, and we provide health care and life insurance benefits to eligible retirees at certain locations. Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for qualified defined benefit plans (pension plans) because those calculations are sensitive to changes in several key economic assumptions and workforce demographics.
      We use actuarial valuations to compute the income or expense for defined benefit plans. These valuations include many assumptions relating to mortality, interest rates, and several other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key assumptions used to estimate pension income or expense for the following fiscal year are the discount rate, the expected long-term rate of return on plan assets, and the rate of increase in future compensation levels.
      We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

Results of Operations
      The following table summarizes key income statement financial results:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Revenue:
Defense Systems	$1,469,961	$1,507,253	$1,719,357
Ship Repair and Maintenance	255,385	545,338	572,998

Total Revenue	1,725,346	2,052,591	2,292,355
Cost of sales:
Defense Systems	1,172,450	1,163,223	1,311,751
Ship Repair and Maintenance	216,166	476,483	495,555

Total cost of sales	1,388,616	1,639,706	1,807,306
Gross Profit:
Defense Systems	297,511	344,030	407,606
Ship Repair and Maintenance	39,219	68,855	77,443

Total gross profit	336,730	412,885	485,049
Gross profit % of sales:
Defense Systems	20.2%	22.8%	23.7%
Ship Repair and Maintenance	15.4%	12.6%	13.5%

Total gross profit % of sales	19.5%	20.1%	21.2%
Selling, general and administrative expenses:
Defense Systems	$122,088	$125,448	$125,937
Ship Repair and Maintenance	20,718	38,017	40,048

Total selling, general and administrative expenses	142,806	163,465	165,985
Research and development	27,673	29,810	32,568

Income from operations	166,251	219,610	286,496
Earnings related to investments in foreign affiliates	13,874	19,758	6,376
Interest income	4,218	3,911	4,781
Interest expense	(34,608)	(28,030)	(26,537)

Net interest expense	(30,390)	(24,119)	(21,756)

Income before income taxes	149,735	215,249	271,116

Provision for income taxes	15,159	74,601	105,003

Net income	$134,576	$140,648	$166,113

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenue. Revenue for 2004 was $2,292.4 million, an increase of $239.8 million or 11.7% from $2,052.6 million for 2003. Our Defense Systems segment 2004 revenue of $1,719.4 million was $212.1 million or 14.1% higher than 2003 driven primarily by higher Bradley and Mk-45 deliveries, growth in DD(X) Advanced Gun System development work, higher smart munition production work at our Bofors subsidiary, and the continued surge in demand for vehicle spare components. Our Ship Repair and Maintenance segment 2004 revenue of $573 million was $27.7 million or 5.1% higher than 2003 due to the inclusion of sales from our Hawaii ship repair acquisition and extensive modernization and repair work on several classes of U.S. Navy amphibious ships.
      Gross Profit. Gross profit increased $72.2 million, or 17.5%, to $485.0 million for the year 2004 as a result of increased sales and higher margins on production contracts associated with productivity improve-

ments. Gross profit as a percent of sales was 21.2%, up 1.1 percentage points from 2003. The Defense Systems segment’s gross profit as a percent of sales was 23.7% for 2004 compared with 22.8% in 2003. The major factor in the higher profit margin for the Defense Systems segment was higher margins on production contracts due to efficiencies realized through productivity improvements. The Ship Repair and Maintenance segment’s gross profit rate for 2004 was 13.5% compared with 12.6% in 2003. This segment’s higher margin in 2004 is primarily the result of the timing of award fees and changes in contract mix.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2004 were $166.0 million, a $2.5 million increase from $163.5 million for 2003. The increase was due primarily to a $4.5 million write-off associated with the closure of two small ship repair facilities (Ingleside, Texas and San Pedro, California) partially offset by lower purchase price amortization in our Ship Repair and Maintenance segment.
      Research and Development. Research and development costs were $32.6 million for 2004, an increase of $2.8 million from the prior year due to higher spending for minor caliber gun and combat vehicle survivability projects.
      Earnings from Foreign Affiliates. Earnings from foreign affiliates for 2004 were $6.4 million, a $13.4 million decrease from the prior year. This decrease was due to lower earnings from the joint venture in Turkey. During the second quarter of 2004, we determined that the likelihood of further dividends from our Turkish joint venture was unlikely since they no longer have a production contract. Consequently, we discontinued recognizing our share of the equity in earnings and wrote off our investment balance as of June 30, 2004.
      Net Interest Expense. Net interest expense for 2004 was $21.8 million, a $2.3 million decrease from the prior year. This decrease was the result of lower average outstanding balances and lower amortization of financing costs in 2004.
      Provision for Income Taxes. The provision for income taxes for 2004 was $105.0 million, an increase of $30.4 million from the prior year. The increase was due to higher taxable income and lower foreign tax credits in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Revenue. Revenue for 2003 was $2,052.6 million, an increase of $327.3 million or 19% from $1,725.3 million for 2002. This increase is attributable primarily to the inclusion of revenues from USMR for a full twelve months versus only six months in 2002 as the acquisition of USMR was completed on July  2, 2002. Ship Repair and Maintenance 2003 sales of $545.3 million compare with $255.4 million in 2002. In 2003 USMR sales were higher than annualized 2002 levels, due primarily to approximately $50 million in new work from a U.S. Navy contract in Mayport, Florida for the overhaul of machinery spaces on the carrier USS John F. Kennedy. Defense Systems segment 2003 sales of $1,507.3 million were 2.5% or $37.3 million higher than the $1,470.0 million in 2002 with higher AAV deliveries to Italy and Korea, a step up in activity for the Advanced Gun System, and higher Bofors sales more than offsetting lower Bradley and M88 tank recovery vehicle sales. Bradley sales were impacted by the Army’s departure from the contractual fielding schedule because of war-related priorities.
      Gross Profit. Gross profit increased $76.2 million, or 22.6%, to $412.9 million for the year 2003 as a result of increased sales, higher award fees and contract adjustments associated with productivity improvements. Gross profit as a percent of sales was 20.1%, up 0.6 percentage points from 2002. The Defense Systems segment’s gross profit as a percent of sales was 22.8% for 2003 compared with 20.2% in 2002. Major factors in the higher profit margin for the Defense Systems segment were the receipt of an $8.2 million award fee for the Crusader program for work that had largely been performed in previous years, and contract adjustments for various production programs due to efficiencies realized through productivity improvements. The Ship Repair and Maintenance segment’s gross profit rate for 2003 was 12.6% compared with 15.4% in 2002. This segment’s lower margin in 2003 is a result of a change in mix of business and the timing of award fees.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 were $163.5 million, a $20.7 million increase from $142.8 million for 2002. The increase was due almost entirely to the inclusion of a full year of costs from USMR versus six months in 2002.
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
Liquidity, Capital Resources and Financial Condition
      Our primary source of liquidity is cash provided by operations. We have generated annual positive cash flow from operating activities since the formation of our company in October 1997.
      Our liquidity requirements depend on a number of factors, including the timing of production under U.S. Government and foreign sales contracts. Payments on these contracts are typically received based on performance milestones or when a specified percentage of contract expenses is incurred. These advance payments help reduce the need to finance working capital. However, working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. For example, under a recent production contract related to the Bradley program, the final payment increment, which is about 10% of the total price for each vehicle, is not received until the Army fields the vehicle, which may be significantly later than the time at which we finish vehicle production.
      Cash provided by operating activities for 2004 was $236.9 million, an increase of $13.1 million, or 5.8% from the prior period. The major reason for this increase was higher net income.
      Cash provided by operating activities in 2003 was $223.8 million, an increase of $44.5 million, or 24.8% from 2002. The primary reasons for this increase were higher net income, use of net operating loss carryforward to offset tax payments, and receipt of higher earnings distributions, net of taxes, from our Turkish joint venture.
      Cash used in investing activities was $87.0 million for the year ended December 31, 2004 compared with $43.6 million in the prior year. The increase is primarily attributable to three acquisitions we made during 2004: Kaiser Compositek for $8.5 million, Cercom for $21.1 million, and Hawaii Shipyards for $15.0 million.
      Cash used in investing activities was $43.6 million in 2003 compared with $333.9 million in 2002. Capital expenditures of $43.6 million in 2003 were $20.8 million higher than in 2002 due primarily to the purchase and installation of a drydock in Norfolk, Va. Expenditures for manufacturing, ship repair, and computer equipment and software primarily represent the balance of capital spending and include a full year of USMR capital expenditures versus six months in 2002. Cash used for investing activities in 2002 included the acquisition of USMR for $306.9 million (net of $7.3 million cash acquired) and Cell ITS AB for $4.1 million.
      Cash used in financing activities was $132.3 million for 2004, compared with $10.2 million in 2003. We used $92.7 million to purchase shares of our common stock under a stock repurchase program initiated during the second quarter of 2004. In addition, our debt repayment during 2004 was $52.0 million versus $13.0 million in 2003, with all such payments having been made in accordance with the schedule set forth in our credit agreement. Proceeds from the exercise of stock options increased to $12.5 million in 2004 compared with $2.9 million in 2003.
      Cash used in financing activities in 2003 was $10.2 million compared with cash provided of $157.2 million in the same period in 2002. In 2002, we amended our credit facility to borrow an additional $300 million for the purchase of USMR as described below. We also made debt repayments of $140.9 million in 2002 compared with $13 million in 2003.
      During January, 2005, the Company’s Board of Directors authorized an additional $100 million to be used under the Company’s share buyback program and extended the program for another 12 months. The Board of Directors also authorized a quarterly dividend payment of $0.125 per share, commencing on March 1, 2005 to shareholders of record as of February 15, 2005.
      On August 31, 2001, we refinanced all of our existing indebtedness. In connection with the refinancing, we entered into a new senior secured credit facility, consisting of $600 million in term loans and a $200 million revolving credit facility. On July 2, 2002 we amended the credit facility to borrow an additional $300 million for the purchase of USMR. Borrowings, under the senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2004, the average interest rate on the $63.4 million Term A borrowings and on the $461.5 million Term B borrowings was 4.43%. Loans made pursuant to the Term A and Term B loan facilities require equal quarterly amortization payments. The payment schedule as of December 31, 2004 is as follows:

	Payments Due by Period

		Less than
Long-Term Debt	Total	1 year	1 - 3 years	4 - 5 years

Term A	$63,411	$25,365	$38,046	$—
Term B	461,536	26,678	336,148	98,710

Total	$524,947	$52,043	$374,194	$98,710

      Based on the current level of operations and anticipated growth, we believe that cash from operations, together with other available sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and required payments of principal and interest on debt through at least December 31, 2005. Our growth and acquisition strategy, however, may require substantial additional capital.
Other Factors
      From 1997 through 2002, we had sufficient income tax losses to offset nearly all federal and state income taxes which would otherwise have applied to our operations. However, our carry-forward of such losses was exhausted in 2002, with the result that our income tax provision increased from $15.2 million in 2002 to $74.6 million in 2003. Our income tax provision for 2004 was $105.0 million.
      Effective December 31, 2004, we lowered the discount rate we use for actuarially determining pension and other retirement benefit costs from 6.0% to 5.75%. The estimated expense for retirement benefits is expected to increase by approximately $1 million in 2005 from the $14.4 million that was incurred in 2004. The slight change is mainly attributed to higher costs of normal operations and changes in assumptions, partially offset by the effects of favorable asset returns during 2004. The actual number could differ from this estimate dependent on staffing levels, asset performance and other factors.
Emerging trends and uncertainties
      Fundamentally, our business results are governed by the degree to which pertinent defense programs are funded by the U.S. government (and, for export and foreign sales, by foreign governments), the priorities and acquisition strategies chosen by the Department of Defense and its foreign counterparts, and our success in obtaining contracts and performing them to the satisfaction of our customers. The principal emerging factors in this regard which are expected to affect our business in the relatively near term are discussed below.

      The current national security environment has affected, and will likely continue to affect, our overall business performance in sometimes conflicting ways. Concern for U.S. military security increased significantly in the wake of the September 11, 2001 attack, and the consequent heightened attention was focused in particular ways by the ensuing U.S. military operations in Afghanistan and Iraq. The primary initial impact of these events was to generate a significant political consensus for increased defense spending, which in turn raised the DoD budget in all three areas of principal interest to us: procurement, research and development (R&D), and operations and maintenance (O&M). We tend to benefit from increased procurement appropriations because they provide the principal source of funding for production of our established systems such as the Bradley, naval guns, and naval missile launchers. R&D spending by contrast tends to support the development of new weapon systems in which we frequently have a lead role, such as manned and unmanned vehicles for the Army’s Future Combat Systems (FCS) program (such as the NLOS-C), new naval weapons such as the Advance Gun System (AGS), and precision munitions. O&M spending frequently translates into increased revenues for us in such areas as replacement track for ground combat vehicles, and ship repair and maintenance work. (References below to “FY06” and the like refer to the U.S. Government’s October 1 – September 30 fiscal years, which are the periods for which federal funds are appropriated and spent.)
      The nation’s recent military challenges have brought with them a potentially far-reaching reexamination of the structure, organization, and equipment appropriate to future warfighting, particularly as it affects the U.S. Army, which has historically been our largest single customer. Additionally, the greatly expanded scale of DoD operations in the Middle East has tended to elevate the importance of funding current operations, which with their in-the-field urgency tend to enjoy a priority over longer-term DoD objectives in procurement and R&D. Thus the general political receptiveness to higher defense spending does not necessarily translate into uniformly improved financial performance for us, particularly given that production programs have historically produced our highest profit margins.
      In 2003 and 2004, the aggregate effect of the foregoing factors was to significantly improve the results of our Ship Repair and Maintenance segment, missile canister business, and replacement track business for combat vehicles. At the same time, as discussed in greater detail below, DoD’s strategic reexamination of the U.S. military force structure, conducted under the general heading of “transformation”, tended to reduce procurement spending on what have been our mainstay combat vehicle programs while increasing R&D spending on the proposed next generation of combat weapons, particularly the FCS program and the Navy’s new surface ship programs, the DD(X) and Littoral Combat Ship (LCS). However, the Army’s Iraq experience has given rise to recent initiatives described below which would substantially increase spending on our ground combat vehicle systems.
      The U.S. Government’s budgetary process creates inherent uncertainty as to how the larger national competing priorities will ultimately affect our overall business environment. DoD competes for federal funding with all of the Government’s nondefense agencies, and DoD’s overall budgetary allocation can be affected by such factors as the rising federal deficit, a perception that the U.S. is succeeding in Iraq and may now safely revert to a pattern of peacetime spending priorities, and the competing claims of such nondefense areas as health care and education. Conversely, defense spending would likely be pushed up even further by new terrorist attacks, increased geopolitical tensions regarding North Korea or Taiwan, or new difficulties in the Middle East. We claim no special insight as to how such competing priorities will ultimately be resolved, but we do believe that with nearly 100% of our revenues and profits deriving from defense programs, our aggregate results and financial condition will continue to be significantly affected by the overall allocation of government spending toward or away from defense. Given the factors described below, however, we believe that defense spending, particularly as it affects our programs, will continue to increase during the period 2005 – 2007, and perhaps beyond.
Ground Combat Vehicles
      Historically, the largest portion of our revenues and profits derives from the development and production of ground combat vehicles. In 2004, our revenues from such programs totaled $1,015 million, or 44% of our total revenue. Of such totals, approximately 88% came from U.S. Army programs. Since 1998 the Army has been developing and implementing a long-term transformational plan. While the pace and specific elements of the Army’s plan have been the subject of ongoing adjustments, which we believe are likely to continue, the overall approach has involved three principal areas of focus: (1) maintenance of the so-called Current Force, consisting largely of tracked, armored combat vehicles such as the Bradley, the Hercules recovery vehicle, and the Paladin artillery systems produced and upgraded by our company; (2) rapid fielding of a lighter-weight, wheeled family of combat vehicles (the Stryker), as an interim step toward the more rapidly deployable future force; and (3) development of a long-term future fighting force of digitally linked air and land reconnaissance and combat elements known as the FCS program. We do not participate significantly in the Stryker program, but we have major positions in both the Current Force and FCS. Additionally, the Army’s experience in Iraq and Afghanistan has given rise to major new initiatives focused on its Current Force equipment, with substantial emphasis on the Bradley.
      Because FCS is conceptually ambitious, requires significant technological advances, and is envisioned ultimately to encompass major portions of the Army’s array of combat equipment, the Army has proposed long-term FCS expenditures on a record scale. The Administration’s budget calls for spending $20.2 billion on FCS from FY06 through FY11, including $3.4 billion in FY06 alone, or approximately 35% of total Army research and development spending for that year. The Army selected United Defense for a principal role in the development of FCS manned ground vehicles (“FCS-MGVs”), and we accordingly entered into implementing agreements with General Dynamics Land Systems, the Army’s designated co-developer for FCS-MGVs, and The Boeing Company, which the Army selected in 2002 as the lead system integrator for the FCS program as a whole. In December 2003 we received our largest development contract ever, in the form of a $2 billion subcontract award from Boeing for system design and development work on FCS-MGVs. Our work, which is to be performed over the period 2003 – 2011, will consist primarily of the development of (1) certain major common elements to be used on all FCS-MGVs, consisting of crew stations, propulsion, armor, active protection, signature management, defensive armament, and software architecture; (2) five of the eight types of FCS-MGVs, which are identified in greater detail above (see Item 1, Description of Business, FCS Program); and (3) the Armed Robotic Vehicle (“ARV”), an unmanned vehicle expected to be produced in both combat and reconnaissance versions.
      In July 2004 the Army announced a major restructuring of the FCS program which significantly altered priorities and timelines within the program. Initial operational fielding of the MGVs was delayed from 2010 until 2014, with the exception of NLOS-C, for which a statutory mandate remains to deliver eight operational systems by the end of 2008. Our current contractual requirement is for the delivery of six prototype NLOS-C vehicles by the end of 2008.
      Of near-term and potentially major favorable impact on our ground combat vehicle business are two Army initiatives arising from its experience in Iraq and Afghanistan as well as its ongoing thinking about transformation. The first initiative is known as Modularity and involves a shift from a smaller number of large brigade combat teams (“BCTs”, typically composed of approximately 5,000 soldiers each) to a larger number of smaller combined arms brigade combat teams with capabilities equal to or greater than their larger predecessors. Modularity would both increase the number of BCTs and reconfigure the composition of the mechanized BCTs in a way that would require more Bradley vehicles, including derivative versions. The Modularity plan would require the upgrade of approximately 900 and perhaps as many as 2000 Bradley vehicles to the A3 configuration during the period FY06-FY11, and the Administration’s FY05 supplemental appropriation request proposes to provide approximately $1.2 billion to begin such upgrades. Modernizing Bradley vehicles to the A3 configuration would likely generate approximately $2 million per vehicle in contract work for us. While there is no assurance that the Bradley modularity upgrade work would be awarded to us, we believe that our technological and program expertise, facilities readiness, and historical sole-source position in the program would make us the strongest candidate for the work. The Army’s second initiative is referred to as Reset, and it essentially requires the complete overhaul (usually accompanied by some vehicle modifications) of equipment damaged or severely worn from Iraq service. We believe that the Army plan to allocate Bradley reset work to both our company and the Army’s own depots. The proposed FY05 supplemental also includes $126.3 million for Bradley reset work during FY05. Bradleys that are not converted to the Bradley A3 configuration will most probably be reset or upgraded to the Bradley A2 Operation Desert Storm model. In addition to spending on Bradleys, both the Modularity and Reset initiatives envision work on other United

Defense vehicles, including the M88A2 recovery vehicle and variants of the M113. The funding associated with such vehicles in both the Army and Marine Corps is expected to be substantially less than on the Bradleys, but nonetheless of potentially material consequence to our ground combat vehicle business. Additional funds are also included in the FY 2005 supplemental request to replace the few battlefield losses of United Defense systems.
      Given the inherent uncertainties arising from competing national budget priorities, competing program priorities within DoD, and potential competition for work on United Defense vehicles, the ultimate impact on our ground combat vehicle business from the combination of the FCS restructuring and the Army’s Modularity and Reset initiatives is uncertain. Nonetheless, we expect the aggregate impact to be materially positive beginning in late 2005 and continuing through at least 2007, and potentially through 2011.
Naval Weapon Systems
      For several decades, the mainstays of our naval weapon systems business have been the development and production of guns and missile launching systems for surface warships. Our principal product lines for the last twenty years have been the U.S. Navy’s 5-inch, Mk 45 gun system and the Mk 41 Vertical Launching System (VLS), either or both of which have been installed on virtually all of the cruisers and destroyers built by the Navy during that period. We have also sold Mk 45 and Mk 41 products to certain foreign navies, and our naval sales have also included VLS canisters (used for each missile stowed/launched), submarine propulsors, and rebuild and overhaul work on other weapon systems for surface ships. We participate in the Mk 45 program as a prime contractor, and in the Mk 41 program as a subcontractor to Lockheed Martin Company. In 2004 our naval weapon system sales (which include R&D, production, and rebuild work) totaled $563 million, or 25% of our total revenue.
      As with the other military services, the Navy is engaged in substantial planning and development efforts for its future force. One of the Navy’s largest ship development programs is known as DD(X), which envisions the construction of five ships between FY07 and FY11. We participate in the DD(X) program as the provider of the three weapon systems for the vessels: the AGS, which is comprised of a 155 mm automated gun system and a 155mm Long Range Land Attack Projectile; the Bofors 57 mm gun Mk110 Close In Gun System; and the MK 57 VLS. The Navy awarded the DD(X) design contract to Northrop Grumman Corporation (“NGC”), and we (1) are NGC’s subcontractor responsible for the design, development and production of the AGS, (2) are the system integrator for the Long Range Land Attack Projectile, (3) will supply the Close In Gun Systems, and (4) are the subcontractor for the MK 57 VLS to Raytheon Company, which is in turn the system subcontractor to NGC. The scale and complexity of the DD(X) program, combined with ongoing political oversight from the Administration and Congress, result in uncertainty regarding the ultimate development schedule, production scale, and spending level for DD(X). However, current Navy budgetary estimates allow approximately $170 million for the systems which we would provide on the lead ship, a figure which would presumably decline on a per-ship basis if DD(X) reaches regular production, but which would nonetheless provide us with more than three times the per-ship revenue we receive on current Navy destroyers. Our next phase DD(X) subcontracts would provide approximately $512 million in revenue for development work to be largely completed by 2009. The Administration’s proposed FY06 budget would reduce the DD(X) shipbuilding schedule from 2 to 3 ships per year to 1 ship per year through 2011.
      Our business prospects associated with both naval and ground combat gun systems are increasingly influenced by our initiatives and technological strengths regarding precision munitions. We have generated substantial U.S. Navy interest in precision munition systems in which we participate for two naval guns: the 3P Ammunition for the Mk 110 57 mm gun, and the Long Range Land Attack Projectile (LRLAP) for the new AGS gun. The U.S. Army is funding development of Excalibur, a precision artillery munition in which Bofors has a major development role. Also, Bofors has a major role in the Bonus sensor-fuzed ammunition, which is in production for the Swedish and French armies and is being tested by the U.S. Army. In both naval and ground combat environments, the primary benefit of precision munitions is their ability to adjust course in-flight so as to achieve levels of targeting accuracy historically associated with guided missiles, but at substantially reduced expense. While none of our precision munition programs has yet been approved for

U.S. production, and thus their ultimate impact on our revenues or profits cannot yet be estimated, we believe that they could become an important contributor to our financial results later in the current decade.
      We expect to continue to build Mk 45 guns and Mk 41 VLS subsystems for the Navy’s currently produced DDG51 class of destroyers, six more of which are projected for completion by 2010. We also expect to continue to build VLS canisters, submarine propulsors, and other current naval systems for approximately the next 20 years, if not longer. Also, the Navy has selected our Bofors 57mm gun on the LCS, a class of smaller surface ships which may involve the construction of 56 or more vessels, and the U.S. Coast Guard has selected the 57 mm gun for its new class of 8 National Security Cutters in its Deepwater program. All such programs, together with the substantial emerging development work on the AGS and the MK 57 VLS, indicate that our naval weapon system business will continue to be an important element of our Defense Systems segment.
Ship Repair and Maintenance
      In recent years, an important element of the success of our Ship Repair and Maintenance segment has been our practice of locating principal facilities at the same locations where the U.S. Navy home-ports major portions of its fleet. This proximity accommodates the Navy’s preference to have ship repair work performed at locations where most or all of the ship’s crew resides. Additionally, we have benefited both from the Navy’s practice of extending the service lives of major vessels, which tend to require more extensive work as they age, and from the intensified pace of naval operations for the U.S. military campaigns in Afghanistan and Iraq. To the extent that the Navy’s operations decline in the wake of reduced military activity in those countries, our ship repair business may decline. However, the Navy continues to expand its use of multi-ship, multi-option (“MSMO”) contracting which essentially packages several years of overhaul and maintenance work on individual ship classes in, respectively, its Atlantic and Pacific fleets. MSMO contracting tends to provide more stable and longer-term revenues than individual repair projects awarded one ship at a time. We have won major MSMO awards at USMR’s Norfolk and San Diego shipyards, thus providing longer term (2005 – 2008) work on the LPD, LSD, DDG, LHA, and LHD classes of major surface combatant and amphibious force vessels.
      In the overall allocation of DoD budgetary resources referred to earlier, the Navy must determine how to apportion its funding between building new vessels and upgrading and repairing older ones. For instance, the Navy could retire some of its older ships ahead of schedule in order to free up funds for new construction, and the tradeoff between these competing priorities is generally subject to attentive political oversight. While we are unable to predict the ultimate apportionment of funding between new and existing ships, we believe that a pronounced shift to new construction could result in the further retirement of older naval vessels and a corresponding decline in overall repair requirements. We do not expect such developments to significantly affect the results of our Ship Repair and Maintenance segment during 2005, but their possible impact in 2006 and beyond is unclear.
Turkish Joint Venture
      Our Turkish joint venture company, FNSS, has essentially completed its existing armored vehicle production contracts for, respectively, the Turkish and Malaysian governments. Because of uncertainty regarding the prospects and timing of future production work at FNSS, we discontinued recording our share (51%) of its earnings and wrote off our investment balance in the second quarter of 2004, and our royalty income from FNSS contracts to date will conclude during the first quarter of 2005. FNSS continues to perform engineering development work on a modest scale and may succeed in winning new production orders from Turkey and/or other countries in the future. However, we would not expect to receive further earnings or royalty income from FNSS before 2006 at the earliest. Accordingly, the current cessation of FNSS contribution to our results would, in comparison to 2004, cause our 2005 profit before tax to decline by approximately $13 million unless such income is replaced by other sources.

Contractual Obligations
      The following table summarizes our future payments due, aggregated by type of contractual obligation, at December 31, 2004:

	Payments due by period

					2010 and
	Total	2005	2006-2007	2008-2009	thereafter

	(In millions)
Long term debt	$524.9	$52.0	$176.8	$296.1	$—
Capital lease obligations	—	—	—	—	—
Operating leases	82.9	15.9	22.6	16.4	28.0
Service contract obligations	12.9	3.3	6.7	2.9	—
Purchase obligations(a)	—	—	—	—	—

Total	$620.7	$71.2	$206.1	$315.4	$28.0

(a)	Although we have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments due are substantially reimbursed by the customer through overhead rates, progress payments, milestone payments, and cost reimbursable contract terms at substantially the same time as payment is made. Accordingly, these obligations are not included in the table above.
Commercial Commitments
      Commercial commitments are funding commitments that could potentially require us to perform in the event of demands by third parties or if other contingent events occur. We have a committed credit facility in place providing, in part, for a $200.0 million revolving line of credit; further providing for loans and letters of credit. As of December 31, 2004, $124.3 million was available under this revolving line of credit and we had outstanding standby letters of credit of $75.7 million.

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

Interest Rate Risk
      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of December 31, 2004 the weighted average interest rate on the $63.4 million Term A borrowings and on the $461.5 million Term B borrowings was 4.43%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million beginning on March 31, 2005, with a final payment due on August 13, 2007. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million beginning on March 31, 2005 until June 30, 2007, and $49.4 million each quarter thereafter with a final payment due on August 13, 2009. Given the existing level of debt of $524.9 million, as of December 31, 2004, a 1.0% change in the weighted average interest rate would have an interest impact of approximately $5.3 million annually.
      In January 2002, we entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings under our senior secured credit facility. The specified contract amount of this interest rate swap agreement was $173 million. The agreement entitled us to pay a base interest rate of 3.45%, in return for the right to receive a floating interest rate which was based on three-month LIBOR as of each quarterly measurement date. In the event the three-month LIBOR at the measurement date exceeded 6%, the base interest rate would have been adjusted to the then effective LIBOR up to a maximum of 8%. USMR had also entered into an interest rate protection agreement to mitigate risks associated with variable interest rate borrowings. The specified amount of the USMR agreement was $20 million and matured on January 29, 2004. The agreement entitled us to pay a base interest rate of 3.77% in return for the right to receive a floating interest rate that was based on three month LIBOR as of each quarterly measurement date. The net cash amounts paid or received on these agreements were accrued and recognized as an adjustment to interest expense. Effective on December 31, 2004, the $173 million interest rate protection agreement expired with no further obligations due either the company or the counter party.

ITEM 8.	Consolidated Financial Statements and Supplementary Data
      The following consolidated financial statements of United Defense Industries, Inc. are provided in response to the requirements of Item 8:
UNITED DEFENSE INDUSTRIES, INC.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
United Defense Industries, Inc.
      We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the appendix at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Defense Industries, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion thereon.
McLean, Virginia
March 4, 2005

UNITED DEFENSE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$286,730	$307,258
Trade receivables, net	168,625	202,980
Long-term contract inventories	392,850	324,937
Other current assets	20,127	34,029

Total current assets	868,332	869,204
Property, plant and equipment, net	181,283	199,507
Goodwill	342,843	355,653
Intangible assets, net	14,222	9,956
Prepaid pension and postretirement benefit cost	128,997	120,459
Restricted cash	12,244	13,201
Other assets	49,587	33,594

Total assets	$1,597,508	$1,601,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$52,043	$52,043
Accounts payable, trade and other	118,316	132,480
Advanced payments	462,304	372,889
Current tax liability	—	25,159
Deferred tax liability	16,280	20,000
Accrued and other liabilities	146,493	170,164

Total current liabilities	795,436	772,735
Long-term liabilities:
Long-term debt, net of current portion	524,946	472,904
Accrued pension and postretirement benefit cost	51,538	46,317
Deferred tax liability	17,695	5,166
Other liabilities	80,812	78,336

Total liabilities	1,470,427	1,375,458
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value, 150,000,000 shares authorized; 52,220,189 issued and outstanding at December 31, 2003; 53,103,539 and 50,611,739 issued and outstanding, respectively, at December 31, 2004	522	506
Additional paid-in-capital	183,337	198,083
Deferred compensation	(197)	(3,322)
Retained (deficit) earnings	(54,304)	27,834
Accumulated other comprehensive (loss) gain	(2,277)	3,015

Total stockholders’ equity	127,081	226,116

Total liabilities and stockholders’ equity	$1,597,508	$1,601,574

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
Sales	$1,725,346	$2,052,591	$2,292,355
Costs and expenses:
Cost of sales	1,388,616	1,639,706	1,807,306
Selling, general and administrative expenses	142,806	163,465	165,985
Research and development	27,673	29,810	32,568

Total expenses	1,559,095	1,832,981	2,005,859

Income from operations	166,251	219,610	286,496
Other income (expense):
Earnings related to investments in foreign affiliates	13,874	19,758	6,376
Interest income	4,218	3,911	4,781
Interest expense	(34,608)	(28,030)	(26,537)

Total other expense, net	(16,516)	(4,361)	(15,380)

Income before income taxes	149,735	215,249	271,116
Provision for income taxes	15,159	74,601	105,003

Net income	$134,576	$140,648	$166,113

Earnings per common share—basic:	$2.62	$2.71	$3.20

Weighted average common shares outstanding—basic	51,349	51,955	51,866
Earnings per common share—diluted:	$2.55	$2.66	$3.15

Weighted average common shares outstanding—diluted	52,797	52,943	52,790
See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
		Additional		Retained	Other
	Common	Paid-In	Deferred	(Deficit)	Comprehensive
	Stock	Capital	Compensation	Earnings	(Loss)/Gain	Total

	(In thousands)
Balance, December 31, 2001	$509	$167,457	$(648)	$(329,528)	$(4,156)	$(166,366)
Amortization of deferred stock compensation	—	—	101	—	—	101
Exercise of stock options	8	3,515	—	—	—	3,523
Tax benefit from stock options		6,768			—	6,768
Net foreign currency translation	—	—	—	—	4,400	4,400
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	(2,165)	(2,165)
Minimum pension liability, net of tax	—	—	—	—	(10,542)	(10,542)
Net income for the year ended December 31, 2002	—	—	—	134,576	—	134,576

Total comprehensive income						126,269

Balance, December 31, 2002	$517	$177,740	$(547)	$(194,952)	$(12,463)	$(29,705)
Amortization of deferred stock compensation	—	—	350	—	—	350
Exercise of stock options	5	2,847	—	—	—	2,852
Tax benefit from stock options		2,750				2,750
Net foreign currency translation	—	—	—	—	2,371	2,371
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	478	478
Minimum pension liability, net of tax					7,337	7,337
Net income for the twelve months ended December 31, 2003	—	—	—	140,648	—	140,648

Total comprehensive income						150,834

Balance, December 31, 2003	$522	$183,337	$(197)	$(54,304)	$(2,277)	$127,081
Issuance of restricted stock awards	—	4,798	(4,798)	—	—	—
Amortization of deferred stock compensation	—	—	1,673	—	—	1,673
Exercise of stock options	9	12,495	—	—	—	12,504
Tax benefit from stock options	—	6,350	—	—	—	6,350
Shares repurchased	(24)	(8,744)	—	(83,975)	—	(92,743)
Shares invested in rabbi trust	(1)	(153)	—	—	—	(154)
Net foreign currency translation	—	—	—	—	1,103	1,103
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	4,308	4,308
Unrealized gains on investment	—	—	—	—	78	78
Minimum pension liability, net of tax	—	—	—	—	(197)	(197)
Net income for the twelve months ended December 31, 2004	—	—	—	166,113	—	166,113

Total comprehensive income						171,405

Balance, December 31, 2004	$506	$198,083	$(3,322)	$27,834	3,015	$226,116

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Operating activities
Net income	$134,576	$140,648	$166,113
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25,346	27,853	31,755
Amortization of software	5,375	4,852	4,414
Amortization of other intangible assets	10,533	15,297	8,077
Write-off of goodwill due to closure of shipyard facilities	—	—	4,496
Amortization of financing costs	6,247	3,283	2,900
Deferred tax provision	(1,239)	43,317	(5,413)
Changes in operating assets and liabilities, net of effect of acquisitions
Trade receivables, net	(53,164)	28,253	(25,730)
Inventories	(4,711)	4,047	76,112
Other assets	(3,716)	(16,419)	19,988
Prepaid pension and postretirement benefit cost	6,841	(8,010)	8,538
Accounts payable, trade and other	20,335	(8,427)	11,554
Advanced payments	58,867	(35,431)	(92,437)
Current tax liability	—	—	25,106
Accrued and other liabilities	(10,469)	27,619	7,902
Accrued pension and postretirement benefit cost	(15,522)	(3,116)	(6,490)

Cash provided by operating activities	179,299	223,766	236,885

Investing activities
Capital expenditures	(22,772)	(43,610)	(42,386)
Purchase of Cell ITS, net of $0.2 million cash acquired	(4,135)	—	—
Purchase of USMR, net of $7.3 million cash acquired	(306,949)	—	—
Purchase of Kaiser Compositek, Cercom and Hawaii Shipyards	—	—	(44,622)

Cash used in investing activities	(333,856)	(43,610)	(87,008)

Financing activities
Payments on long-term debt	(140,900)	(13,011)	(52,043)
Proceeds from senior secured facility	300,000	—	—
Proceeds from sale of common stock	3,523	2,852	12,504
Common stock repurchased	—	—	(92,743)
Payments for financing and transaction costs	(5,470)	—	—

Cash used in financing activities	157,153	(10,159)	(132,282)

Effect of exchange rate changes on cash	13,671	9,931	2,933

Increase in cash and cash equivalents	16,267	179,928	20,528
Cash and cash equivalents, beginning of year	90,535	106,802	286,730

Cash and cash equivalents, end of period	$106,802	$286,730	$307,258

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Basis of Presentation
      United Defense Industries, Inc. is a global leader in the design, development and production of combat vehicles, artillery systems, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense and allied militaries around the world, and through United States Marine Repair, Inc. (“USMR”), is the leading provider of non-nuclear ship repair, modernization and conversion services to the U.S. Navy and related agencies. We believe our operating results are driven principally by the business activities related to our major military programs. Currently we are the sole-source, prime contractor to the U.S. Department of Defense for many of these programs. We report our operations under two business segments: Defense Systems and Ship Repair and Maintenance. The Defense Systems segment program portfolio consists of a mix of weapon systems development, production, upgrade and life cycle support programs. The Ship Repair and Maintenance segment portfolio consists of ship repair, maintenance, and modernization service programs.
      Our headquarters office is located in Arlington, Virginia. Our operations are primarily situated in the United States, with the exception of our Bofors subsidiary in Sweden and our joint venture in Turkey.
      The financial statements include our accounts and the accounts of our subsidiaries. Inter-company accounts and transactions are eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation. Such amounts include the reclassification of extraordinary items in accordance with FAS 145 adopted in 2003. We reclassified $1.7 million of extraordinary items and the related tax effects to interest expense for the year ended December 31, 2002.

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

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation is provided principally on the sum-of-the-years digits, straight-line and double-declining balance methods over estimated useful lives of the assets (computer equipment and software — three to five years; land improvements — twenty years; buildings — twenty to thirty-nine years; dry docks and piers — fifteen to thirty years; and machinery and equipment — two to twelve years).

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Goodwill and Other Intangible Assets
      Goodwill is not subject to amortization but is tested for impairment on an annual basis and more frequently if indicators of impairment exist. In assessing impairment of goodwill, we compare the estimated fair value of each reporting unit to the carrying value of that reporting unit as of October 1 (our annual testing date). If the carrying value is greater than the fair value of the reporting unit, an impairment charge is recorded in accordance with FAS 142. We completed the required annual impairment test of goodwill as of October 1, 2004 and determined that there was no impairment of goodwill. During 2004, we also adopted plans to discontinue operations at two shipyard facilities that are part of the Ship Repair and Maintenance segment and recorded a charge to earnings of $4.5 million which represents the carrying amount of the goodwill associated with these businesses.
      Intangible assets are amortized on the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If indicators of impairment exist for intangible assets, and future cash flows were not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expense in the period identified.

Equity Investments in Affiliated Companies
      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. is accounted for using the equity method because we do not control it due to our partner’s veto rights over most operating decisions, although we do have the ability to exercise influence over its operating and financial policies. Our share of the earnings from our investment in Turkey was $13.9 million, $19.8 million and $6.4 million (net of write-off of investments for $5.3 million) for the years ended December 31, 2002, 2003 and 2004, respectively. A dividend payment from FNSS in 2005 is unlikely. Since FNSS has completed its production contracts, its ability to pay dividends in future years is unclear. Consequently this deterioration in the outlook is viewed as other than temporary. We discontinued recognizing our share of the equity in earnings and wrote off our investment balance as of June 30, 2004.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reports financial results from the joint ventures in Turkey and Saudi Arabia:

	December 31,

	2003	2004

	(In thousands)
Current assets	$174,023	$51,025
Non-current assets	43,790	21,051
Current liabilities	184,816	51,405

	December 31,

	2002	2003	2004

	(In thousands)
Sales	$198,123	$220,206	$184,356
Cost of sales	116,000	130,100	98,294
Net income	37,106	36,228	33,332

Restricted Cash
      Restricted cash consists mainly of cash held in escrow to support letters of credit as required under the Bofors purchase agreement. The restriction will expire upon release of the former owners of Bofors as guarantors under the letters of credit.

Deferred Financing Costs
      The costs associated with obtaining financing have been deferred and are amortized over the terms of the underlying loan agreements using a method that approximates the effective interest method. Deferred financing fee expense is classified in interest expense and totaled $5.1 million, $3.3 million and $2.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. The deferred financing charges related to the unamortized deferred financing costs associated with early extinguishment of debt are included in the deferred financing fee expense.

Advanced Payments
      Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities. The payments are recorded as revenue when certain criteria are met as described in the Revenue and Profit Recognition for Contracts-in-Progress accounting policy.

Foreign Currency Translation
      The financial position and operating results of our foreign operations are prepared using the local currencies as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated to U.S. dollars at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. There was $4.9 million and $6.0 million of gains included in accumulated other comprehensive income from currency translation adjustments as of December 31, 2003 and 2004, respectively. Foreign currency transaction gains and losses are included in our income statement in the period in which they occur.

Inventories
      The majority of our inventories are related to contracts in process and are recorded at cost determined on a last-in, first-out (“LIFO”) basis. Inventory costs include manufacturing overhead. The current replacement

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost of LIFO inventories exceeded their recorded values by approximately $23.6 million and $32.5 million at December 31, 2003 and December 31, 2004, respectively.

Revenue and Profit Recognition for Contracts-in-Progress
      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley and M113 production contracts, sales are not recognized until the vehicles are fielded to individual Army units, because it is at that point that the risks and rewards of ownership are stipulated to be transferred. Fielding a vehicle refers to the final deprocessing activity such as verification of proper running condition, installing on-board equipment, and obtaining certified customer acceptance at their site of operation. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods.
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
      At December 31, 2003 and 2004, trade receivables include $21.1 million and $34.5 million related to contractual revenue that had not been billed to customers. These amounts are generally billable within the following year. Receivables include U.S. Government holdbacks for in-process ship repair and maintenance contracts of $6.5 million and $2.3 million at December 31, 2003 and 2004, respectively. The allowance for doubtful accounts was $2.8 million and $2.7 million at December 31, 2003 and 2004, respectively.

Stock-Based Compensation
      At December 31, 2004, we had a stock-based employee compensation plan, which is described more fully in Note 10. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated statements of operations if the option price is less than fair value of the common stock at the date an option is granted. Most of the amortization in 2004 was related to restricted stock awards. The compensation recorded in the financial statements reflects the amortization based on vesting of stock options and restricted stock awards. The following table illustrates the effect on net income and earnings per share if we had elected to apply the fair value recognition provisions of

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	December 31,

	2002	2003	2004

	(In thousands, except per share data)
Reported net income	$134,576	$140,648	$166,113
Add back: Compensation expense recorded, net of related tax effects	61	507	1,025
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(878)	(5,748)	(7,291)

Pro forma net income	$133,759	$135,407	$159,847

Earnings per share:
Basic — as reported	$2.62	$2.71	$3.20

Basic — pro forma	$2.60	$2.61	$3.08

Diluted — as reported	$2.55	$2.66	$3.15

Diluted — pro forma	$2.53	$2.56	$3.03

      The effect of applying Statement No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options, the amount of forfeitures, and additional stock options that may be granted in future years.
      The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following assumptions: For years with multiple grant dates, weighted average data is presented.

	2002*	2003	2004

Risk-free interest rate	N/A	3.5%	3.12%
Expected dividend yield	N/A	0.0%	0.0%
Expected volatility	N/A	32.8%	25.9%
Expected option term (in years)	N/A	7	5

*	No stock options were granted in 2002.
      In 2003 stock options were granted to purchase 2,215,323 common shares at a weighted average exercise price of $23.16. In 2004, additional stock options were granted to purchase 500,000 common shares at an exercise price of $31.80. As of December 31, 2004, there were 2,693,172 options outstanding. These grants resulted in no additional compensation expense under APB Opinion No. 25.

Restricted Stock
      During 2002 and 2004, we issued 1,372 and 146,800 shares of restricted stock, respectively, with a weighted average fair value of $21.85 and $32.48, respectively. No grants were made during 2003. On March 2, 2005, we issued 266,700 shares of restricted stock at a fair value of $56.68 per share. Restricted shares are issued at the market price of the stock at the date of grant. The restricted shares require no payment from the recipient employee or director and compensation expense is recorded based on the market price on

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the grant date recorded over the vesting period of three years. During 2004, compensation expense related to these restricted stock grants was approximately $1.0 million, net of taxes.

Rabbi Trust Accounts
      We offer a deferred compensation arrangement which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from certain events (other than bankruptcy). The assets of the trust are to be consolidated with those of the employer and the value of the employer’s stock held in the rabbi trust should be classified in shareholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares the Company has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as shares held in rabbi trust and deferred compensation liability, respectively. The amount invested in the rabbi trust, which was approximately $18.6 million at December 31, 2004, was classified as other assets on our balance sheet.
      We maintain the assets of a non-qualified pension plan in a rabbi trust and as such the fair value of the assets are not included in the tables in Note 7, Pensions and Other Post Retirement Benefits. The fair value of the assets that are held in the rabbi trust are approximately $3.6 million and are included in other assets on the balance sheet.

Stock Repurchase
      In March 2004, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The total number of shares repurchased under the plan as of December 31, 2004 was 2,491,800 at an aggregate cost of $92.7 million, before expenses. In January 2005, the Board of Directors authorized the repurchase of up to an additional $100 million shares of our common stock.

Income Taxes
      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

Derivatives and Hedging Activities
      Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result, we recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. There was a $3.6 million cumulative loss, net of taxes, and a $0.8 million cumulative

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
gain, net of taxes, of accumulated comprehensive income from changes in the fair value of foreign currency and interest rate hedges as of December 31, 2003 and 2004, respectively.

Asset Retirement Obligations
      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 143, which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, effective January 1, 2003. Under SFAS No. 143, an Asset Retirement Obligation (“ARO”) is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted towards the ultimate obligation amount and the capitalized ARO costs are depreciated over the useful life of the related asset.
      The AROs that have been recorded as part of the transition adjustment upon adopting SFAS 143 and the accretion and relative depreciation following have not been significant to our statement of operations or our financial position through December 31, 2004.

New Accounting Pronouncements
      In January 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 became effective in the first quarter of 2004 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The adoption of the Interpretation has not had a significant impact on our financial statements.
      In December 2003, the FASB issued FASB Interpretation No 46R (FIN 46R) which amends and supersedes the original FIN 46. Effective January 2004, we adopted FIN 46R. Any impacts of applying FIN 46R to an entity to which FIN 46 had previously been applied are considered immaterial to our results of operations and financial position.
      In December 2003, the FASB issued Statement No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other post retirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans and December 31, 2004 for our non-U.S. plans.
      In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1., “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’ ” which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.
      On October 13, 2004, the FASB reached a consensus on the effective date for SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires us to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning after June 15, 2005. We are currently evaluating the requirements and impact of SFAS 123R on the Company’s consolidated financial statements.
      In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. FSP No. 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP No. 106-2 became effective for us beginning in the quarter ended September 30, 2004. Due to the nature of our contribution to the retiree healthcare benefit plan, we do not expect a significant impact to our results of operations in any period.
      On October 22, 2004, the FASB issued two FASB Staff Positions (FSPs) regarding the accounting implications of the American Jobs Creation Act of 2004. We are currently evaluating the requirements and impact of FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. However, it is not expected to have a material effect on our effective tax rate. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” will not affect our consolidated financial statements.

3.	Acquisitions
      On March 26, 2002, through our Bofors subsidiary, we finalized the acquisition of 100% of the outstanding stock of Cell ITS AB (“Cell ITS”), a company incorporated under the laws of Sweden and wholly owned by Cell Network AB. Cell ITS specializes in interactive training and simulation. As consideration for the purchase, we paid the former owner, Cell Network AB, 45 million Swedish krona (SEK) (approximately $4 million). The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of Cell ITS from the date of acquisition.
      Effective July 2, 2002, we completed the acquisition of 100% of the outstanding stock of USMR from The Carlyle Group (then one of our significant shareholders) for $306.9 million (net of $7.3 million of acquired cash), including the repayment of approximately $105 million of USMR debt. The acquisition of USMR helped to balance and diversify our portfolio, provided us with a strategic growth platform, and expanded our mission to support the U.S. Navy with superior technology and services. As a result of the transaction, USMR became a wholly owned subsidiary. The transaction was accounted for as a purchase. We financed the acquisition with cash on hand and by amending our credit facility to borrow an additional $300 million. We began to consolidate the results of operations of USMR as of the effective date of the transaction.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following are the unaudited pro forma consolidated results of our operations for the year ended December 31, 2002 assuming the USMR acquisition occurred at the beginning of January 1, 2002, and our actual results of operations for the year ended December 31, 2003 and 2004.

	December 31,

	2002	2003	2004

	(In thousands, except per share data)
Sales	$1,976,589	$2,052,591	$2,292,355
Cost of sales	1,604,266	1,639,706	1,807,306
Net Income	$137,328	140,648	$166,113
Earnings per common share — basic	$2.67	$2.71	$3.20
Earnings per common share — diluted	$2.60	$2.66	$3.15
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
      On March 1, 2004 we purchased certain assets and liabilities of the Pearl Harbor, Hawaii ship repair operations of Pacific Shipyards International, LLC and Honolulu Shipyards, Inc. for a purchase price after adjustments of $15.0 million. The Pearl Harbor ship repair business is being operated by a newly formed subsidiary, Hawaii Shipyards, Inc. (“HSI”). Principals of the predecessor entity serve as directors of HSI.
      On March 1, 2004 we completed the acquisition of Cercom, Inc. of Vista, California for a purchase price of $21.1 million. Cercom is a producer of advanced ceramic materials and supplier of light-weight ceramic armor. The acquisition is expected to enhance our market presence regarding survivability solutions in specialty metals and composites.
      On January 13, 2005, we completed the acquisition of Engineered Plastic Designs, Inc., doing business as EPD Container Solutions (“EPD”), of Berthoud, Colorado, for $8.0 million. EPD is a full service provider of specialized containers for military munitions. The acquisition was complimentary to our existing U.S. Navy canister business, which will enable us to extend products to all military services as well as other aerospace applications.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment
      Property, plant and equipment consists of the following:

	December 31,

	2003	2004

	(In thousands)
Buildings	$65,784	$73,725
Machinery and equipment	186,076	201,692
Dry docks and piers	72,232	76,056
Land and improvements	22,143	24,991
Software	39,941	43,990
Construction in progress	14,790	13,811

	400,966	434,265
Less: Accumulated depreciation	(219,683)	(234,758)

Property, plant and equipment, net	$181,283	$199,507

5.	Goodwill and Intangible Assets
      The following table summarizes the changes in the Company’s net goodwill balance during 2003 and 2004:

	Defense	Ship Repair and
	Systems	Maintenance	Total

	(In thousands)
Balance as of December 31, 2002	$101,624	$240,338	$341,962
Foreign currency translation gain	881	—	881

Balance as of December 31, 2003	$102,505	$240,338	$342,843
Loss related to closure of shipyard facilities	—	(4,496)	(4,496)
Acquisitions	7,437	9,458	16,895
Foreign currency translation gain	411	—	411

Balance as of December 31, 2004	$110,353	$245,300	$355,653

      Intangible assets consist of the following:

	December 31,

	2003	2004

	(In thousands)
Contract rights and customer relationships	$29,527	$32,839
Non-compete agreements	29,000	$2,500
Other	690	$690

Total	59,217	36,029
Less: accumulated amortization	(44,995)	$(26,073)

Intangible assets, net	$14,222	$9,956

      The contract rights and customer relationships are being amortized based on when projected sales are expected to occur and the non-compete agreement is amortized on a straight-line basis. Intangible assets are

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
written off when they are fully amortized. The amortization expense of intangible assets for the years ended December 31, 2003 and 2004 was $15.3 million and $8.1 million, respectively.
      Amortization expense is estimated as follows:

(In thousands)

2005	$5,987
2006	3,752
2007	100
2008	100
2009	17

Total	$9,956

6.	Accrued and Other Liabilities
      Accrued and other liabilities consist of the following:

	December 31,

	2003	2004

	(In thousands)
Accrued payroll and benefits	$73,838	$92,580
Contract related reserves	30,676	30,616
Other accrued liabilities	41,979	46,968

Total	$146,493	$170,164

7.	Pensions and Other Postretirement Benefits
      The majority of our domestic Defense Systems segment employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Our funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes. In addition, certain current and former employees at our Norfolk shipyard are covered by two qualified pension plans and two defined benefit deferred compensation plans providing for payments upon retirement, death, or disability.
      With the exception of Bofors, most of our Defense Systems segment employees are covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire, to the extent that they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. We have reserved the right to change or eliminate these benefit plans.
      At December 31, 2004, Bofors had a pension obligation of $16.5 million, which is included in accrued pension and postretirement benefit cost on the consolidated balance sheet at December 31, 2004, in accordance with FAS 132(R). At December 31, 2003, Bofors had a pension obligation of $16.1 million, which was included in accrued pension and postretirement benefit cost on the consolidated balance sheet at December 31, 2003. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability. The Swedish Government maintains the pension plan and accordingly controls the assets of the plan. Consequently, the investment strategy, plan asset mix, estimated

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate of return, future expected annual benefit payments and the accumulated pension obligation are not available to Bofors. Bofors expects to contribute approximately $4.2 million to their pension plan during 2005.
      We used December 31 as the measurement date for the majority of our plans.
      The information contained in the following tables is based on reliable and reasonable estimates. Differences between the actual amounts of plan assets and the amounts included in these tables are considered immaterial.
      The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 2003 and 2004 are as follows:

			Postretirement
	Pension Benefits		Benefits

	2003	2004	2003	2004

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$658,527	$723,559	$50,572	$57,007
Service cost	17,778	19,557	1,477	1,487
Interest cost	41,522	43,442	3,316	3,212
Net benefits paid, including settlements	(26,693)	(27,407)	(3,858)	(3,985)
Actuarial loss	32,067	43,008	5,500	3,192
Plan amendments	358	—	—	2,632

Benefit obligation at end of year	$723,559	$802,159	$57,007	$63,545
Change in plan assets
Fair value of plan assets at beginning of year	$578,806	$697,810	$60,328	$71,444
Actual return on plan assets	142,938	81,529	11,682	4,425
Employer contributions	2,758	8,009	3,292	3,236
Net benefits paid, including settlements	(26,692)	(27,407)	(3,858)	(3,985)

Fair value of plan assets at end of year	$697,810	$759,941	$71,444	$75,120

Funded status	$(25,749)	$(42,218)	$14,437	$11,574
Unrecognized actuarial loss (gain)	97,609	109,823	(2,047)	1,777
Unrecognized prior service cost	13,557	11,725	1,059	3,501
Unrecognized transition obligation	—	—	—	153

Net amount recognized	$85,417	$79,330	$13,449	$17,005

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension and postretirement benefit cost	$113,251	$100,907	$15,746	$19,552
Accrued pension and postretirement benefit cost	(33,173)	(27,244)	(2,297)	(2,547)
Accumulated other comprehensive income	5,339	5,667	—	—

Net amount recognized	$85,417	$79,330	$13,449	$17,005

      The accumulated benefit obligation for all defined benefit pension plans was $639.1 million and $709.0 million at December 31, 2003 and 2004, respectively.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2003	2004

	(In thousands)
Projected benefit obligation	$59,510	$63,406
Accumulated benefit obligation	55,348	58,716
Fair value of plan assets	24,519	32,018
      The following tables show the components of the net periodic benefit cost:

	Pension Benefits		Other Benefits

	2003	2004	2003	2004

	(In thousands)
Service cost	$17,778	$19,557	$1,477	$1,487
Interest cost	41,522	43,442	3,316	3,212
Expected return on plan assets	(54,236)	(56,731)	(5,200)	(5,451)
Amortization of prior service cost	1,792	1,831	136	190
Recognized net actuarial loss	2,224	6,774	2	62

Net periodic benefit cost	$9,080	$14,872	$(269)	$(499)

      Additional information:

	Pension Benefits		Other Benefits

	2003	2004	2003	2004

	(In thousands)
(Decrease) Increase in minimum liability included in other comprehensive income	$(12,231)	$328	N/A	N/A
      The following table summarizes the assumptions used to determine benefit obligations at December 31, 2003 and 2004:

	Pension		Other
	Benefits		Benefits

	2003	2004	2003	2004

Discount rate	6.0%	5.75%	6.0%	5.75%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
      The following table summarizes the assumptions used to determine net periodic benefit costs for years ended December 31, 2003 and 2004:

	Pension		Other
	Benefits		Benefits

	2003	2004	2003	2004

Discount rate	6.5%	6.0%	6.5%	6.0%
Expected return on assets	8.5%	8.5%	7.7%	7.7%
Rate of compensation increase	4.5%	4.0%	4.5%	4.0%
      The expected long-term rate of return on assets assumption of 8.5% for the pension plans was based on historical returns of the assets in the pension plans.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected long-term rate of return on assets assumption of 7.7% for the other retirement benefit plans was chosen from the range of likely results of compound average annual returns over a 20-year time horizon. The model was based on historical equity market returns during the period 1926-2002.
      Assumed health care cost trend rates at December 31:

	2003	2004

Defense Systems segment:
Health care cost trend rate assumed for next year	7.0%	15.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2006	2015
Ship Repair and Maintenance segment:
Health care cost trend rate assumed for next year	9.0%	15.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2015
      Assumed health care cost trend rates have an insignificant effect on the amounts reported for the health care plans. A 1-percentage point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$74,273	$(66,570)
Effect on postretirement benefit obligation	951,081	(853,130)
     Plan Assets
      Our pension plans and postretirement benefit plans asset allocations at December 31, 2003 and 2004, by asset category are as follows:

	Pension Plan		Retiree Benefit
	Percentage of		Plan Percentage
	Plan Assets at		of Plan Assets at
	December 31,		December 31,

Asset Category	2003	2004	2003	2004

Equity securities	97.2%	96.7%	98.8%	99.3%
Debt securities	0.0%	0.0%	0.0%	0.0%
Real estate	2.5%	2.9%	0.0%	0.0%
Other	0.3%	0.4%	1.2%	0.7%

Total	100.0%	100.0%	100.0%	100.0%

      Our pension and employee welfare benefit plans investment strategy is to invest primarily in domestic and international equity securities to achieve annual average rates of return, over a long term horizon of 8.5% and 7.7%, respectively. The majority of our assets are invested with equity fund managers, however, these fund managers have the flexibility to invest in interest bearing instruments based on their evaluation of the market conditions.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Contributions
      We expect to contribute $2.5 million and $2.7 million to our pension plans and postretirement plans, respectively, in 2005.
     Estimated Future Benefit Payments
      Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits

	(In thousands)
2005	$30,839	$3,009
2006	32,381	3,259
2007	34,468	3,519
2008	37,308	3,648
2009	39,595	3,848
2010 — 2014	246,983	23,183

8.	Long-term Debt
      Borrowings under long-term debt arrangements are as follows:

	December 31,

	2003	2004

	(In thousands)
Senior secured credit facilities	$576,989	$524,947
Less: current portion	52,043	52,043

Total	$524,946	$472,904

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
      Outstanding borrowings on the term loan facilities were $577.0 million and $524.9 million at December 31, 2003 and December 31, 2004, respectively. The facilities bear interest at variable rates with a weighted average rate of 4.43% at December 31, 2004. These loans are due through 2009 and provide for quarterly principal and interest payments.
      The revolving credit facility provides for loans and letters of credit and matures in 2007. We had outstanding letters of credit under the facility of approximately $75.7 million at December 31, 2004, and $124.3 million available under the revolving credit facility at December 31, 2004. We are obligated to pay a fee of 0.375% on the unused revolving credit facility.
      Amounts outstanding under the senior secured credit facility are guaranteed by certain of our subsidiaries and are secured by a lien on our assets.
      The senior secured credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control, certain restrictions on payment of dividends, provision for the maintenance of certain financial ratios,

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and various other financial covenants and restrictions. There were no events of default as of December 31, 2004.
      Pursuant to the terms of the agreement entered into under the senior secured credit facility, our applicable margin for the term loans may be reduced if our leverage ratio (as defined in the Agreement) decreases. Our results during the years ended December 31, 2003 and December 31, 2004 exceeded the required leverage ratio targets, resulting in a reduction of the margin in the interest rates and reduced pricing for letters of credit, effective as of January 1, 2004 and January 1, 2005.
      We made total debt repayments under the credit facility of $140.9 million, $13.0 million, and $52.0 million during 2002, 2003, and 2004, respectively. Cash paid for interest was $27.6 million, $25.2 million, and $24.0 million for the years ended 2002, 2003 and 2004, respectively.

Annual Maturities
      Annual maturities of long-term debt as of December 31, 2004 are as follows:

(In thousands)

2005	$52,043
2006	52,043
2007	124,731
2008	197,420
2009	98,710

Total	$524,947

9.	Commitments and Contingencies

Termination Claims
      In 1994 the U.S. Army initiated the Crusader program to develop an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. During the lifetime of the program, we were the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. We subsequently received Army funding to accomplish an orderly closeout of Crusader activities and transition key Crusader technologies to the Future Combat Systems (“FCS”) Non Line of Sight-Cannon (“NLOS-C”) program. Through December 31, 2004, we incurred $39.2 million of termination costs of which we have invoiced and recovered $36.3 million from the Army. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army which we expect to conclude in due course.
      In 1997 we were awarded a contract to provide repairs and maintenance for the U.S. Navy on mine-countermeasures class vessels that were home-ported in Ingleside, Texas. We established a ship repair operation on leased facilities to accomplish this contract as well as follow-on contracts which continued through 2004. During 2004, the U.S. Navy’s contract awards in Ingleside were protested by a competitor. Although we were not directly involved in this protest, the U.S. Navy elected to terminate our contract as well as other related ship repair contracts at Ingleside for the convenience of the government. We chose not to participate in re-procurement activities because this process is expected to be lengthy and costly. Our operation in Ingleside ceased in October 2004, and all employees were either relocated or terminated by December 2004. We will prepare and submit our termination claim to the U.S. Navy in 2005.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
      We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 2002, 2003, and 2004 was $18.2 million, $21.6 million and $22.1 million, respectively. Some of our leases contain escalation clauses that increase rents based on future increases in the Consumer Price Index. Minimum future rentals under non-cancellable leases are estimated to be $15.9 million in 2005, $12.2 million in 2006, $10.4 million in 2007, $8.5 million in 2008, $7.9 million in 2009 and $28.0 million thereafter.

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
     Environmental Matters
      We incur costs annually to comply with environmental laws, regulations and permits. Operating and maintenance costs associated with ongoing environmental compliance and prevention of pollution at our facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the U.S. Government (“Allowable Costs”).
      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination related to our facilities consist of Allowable Costs. As of December 31, 2004, we had accrued approximately $32.4 million to cover any investigation and/or remediation costs that may or may not be Allowable Costs. The amount accrued is based on management’s best estimates of the probable and reasonably estimable costs related to remediation obligations, although there is a possibility that amounts in excess of costs accrued may be incurred. Two of the most significant of the estimated liabilities are related to ongoing remediation efforts described below.
      One of our largest ship repair operations is located in San Diego, California. Pursuant to a requirement from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay. Once definitive clean-up criteria are established, we expect that we will be required to

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 million to $9 million, although it is conceivable that costs could be as high as $30 million if the most stringent clean-up standard were to be adopted. Up to $9.1 million of such remediation costs, to the extent the costs are not recovered on USMR’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also, a further $15 million escrow fund was established in our 2002 acquisition of USMR, which we believe is available in respect to USMR’s remediation exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure at San Diego.
      Since approximately 1941, we (and, prior to our formation, our predecessors) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility was historically owned by the U.S. Navy (the “Navy property”), but operated by us under contract with and on behalf of the Navy. In June 2004, we purchased the Navy property and most of the associated equipment. Since the early 1980’s, the Navy has expended more than $30 million in remediation costs, including site investigation, on and adjacent to the Navy property, and the Navy has indicated that it anticipates spending an additional $10 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of the expenses, and offered to resolve the matter if we would pay approximately $8.4 million for such purpose. We dispute any responsibility for such costs, and also believe that any remediation related costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is still uncertainty regarding the terms on which the matter might ultimately be resolved (whether by settlement, legal proceedings, or otherwise).
      Also located at the Fridley, Minnesota site, is an 18 acre tract of land south of the manufacturing and engineering facility used to dispose of plant wastes including industrial wastes from the 1940’s to 1969. Environmental investigations conducted at the property revealed soil and groundwater contamination was present. In 1987, a settlement agreement was reached with the U.S. Government whereby the U.S. Government made a lump sum payment for all past, present and future investigation and remediation costs with the provision any future response costs regarding this property would be unallowable as part of direct or indirect costing of government contracts. Presently, almost $7.6 million has been accrued to cover long-term operation, maintenance and monitoring costs related to response activities for this property.

10.	Stockholders’ Equity

Stock Options
      During 1998, we adopted the 1998 Stock Plan under which 3,375,000 shares of common stock were reserved for issuance. On April 1, 2002, we amended the Stock Plan to increase the number of shares of common stock available to 7,375,000 and provide for the granting of restricted stock under the Stock Plan. On March 2, 2004, we amended and restated the Stock Plan in the form of the Incentive Award Plan of United Defense Industries, Inc. in order to increase to 9,375,000 the number of shares available for grant, qualify the plan for awards which may satisfy the requirements of performance based compensation under Section 162(m) of the Code, and add the ability to make grants of other equity-based compensation. The options generally vest over a period of 10 years, however, vesting maybe accelerated over 5 years if certain targets

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to earnings and cash flow are met. The tables below do not include restricted share data. Because there is no exercise price for these shares, we believe inclusion would distort the true weighted averages.

	2002		2003		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Options outstanding, beginning of year	2,221,178	$4.80	1,424,653	$4.91	3,114,901	$17.94
Options granted	—	—	2,215,323	23.16	500,000	31.80
Options cancelled	(19,350)	4.44	—	—	(38,374)	24.50
Options exercised	(777,175)	4.58	(525,075)	4.59	(883,355)	14.10

Options outstanding, end of year	1,424,653	$4.91	3,114,901	$17.94	2,693,172	$21.69

Options exercisable, end of year	950,780	$4.99	1,734,576	$14.74	1,950,187	$20.18

      The following table summarizes options data as of December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted
	Number as	Weighted	Average	Number as	Weighted
	of	Average	Remaining	of	Average
	December 31,	Exercise	Contractual	December 31,	Exercise
Range of Exercise Prices	2004	Price	Life	2004	Price

$4.44	392,938	$4.44	4.00	345,687	$4.44
$7.11 – $8.89	43,312	$8.31	5.60	38,249	$8.24
$11.11	17,100	$11.11	5.80	14,399	$11.11
$21.85	7,323	$21.85	8.10	7,323	$21.85
$23.15 – $24.98	1,740,166	$23.16	8.00	1,381,516	$23.16
$31.80	492,333	$31.80	9.10	163,013	$31.80

	2,693,172	$21.69	7.57	1,950,187	$20.18

      There were no options granted during the year ended December 31, 2002. In 2003, we granted stock options to purchase 2,215,323 shares at a weighted average exercise price of $23.16. In 2004, we granted stock options to purchase 500,000 common shares at an exercise price of $31.80. No expenses were recorded related to these option grants under APB Opinion No. 25.
      During 2002 and 2004, the Company issued 1,372 and 146,800 shares of restricted stock, respectively, with a weighted average fair value of $21.85 and $32.48, respectively. No grants were made during 2003. Restricted shares are issued at each respective market price of the stock at the date of grant. The restricted shares require no payment from the recipient employee or director and compensation expense is recorded based on the market price on the grant date and is amortized over the vesting period of three years. During 2004, compensation expense related to these restricted stock grants was approximately $1.0 million, net of taxes.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes restricted stock data as of December 31, 2004:

Restricted Stock at December 31, 2004

Outstanding	Vested	Unvested

148,172	914	147,258

11.	Income Taxes
      Our provision for income taxes consists of the following components:

	2002	2003	2004

Federal: current	$—	$19,874	$83,725
deferred	6,333	34,976	(6,156)
Foreign: current	2,533	5,769	4,286
deferred	—	—	150
State: current	5,384	8,985	23,877
deferred	909	4,997	(879)

Total: current	7,917	34,628	111,888
deferred	7,242	39,973	(6,885)

	$15,159	$74,601	$105,003

      Our current tax liability for all periods consists of the current Federal and state tax liabilities, current state tax liabilities in jurisdictions that impose minimum taxes or restrict use of net operating loss carry-forwards, the current tax expense of our wholly-owned foreign subsidiaries and foreign withholding taxes on dividends and royalties. Deferred tax expense includes taxes payable to taxing jurisdictions in future periods as well as the reversal of the deferred tax asset valuation allowance more fully described below.
      Our effective tax rate differed from the statutory federal income tax rate because of the following differences:

	2002	2003	2004

Statutory federal tax rate	35.0%	35.0%	35.0%
Effect of taxes on joint venture/foreign earnings	0.6%	0.1%	0.6%
Extraterritorial income exclusion benefit	(1.5%)	(1.4%)	(1.1%)
Disallowed expenses and other	4.3%	2.4%	4.3%
Change in valuation allowance	(33.3%)	0.2%	(0.2%)
State income taxes	4.9%	5.1%	5.5%
Foreign tax credit	—	(6.7%)	(5.4%)

Effective tax rate	10.0%	34.7%	38.7%

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax liability are as follows:

	December 31,

	2003	2004

Deferred tax assets:
Accrued expenses	$8,439	$15,429
Foreign tax credit carryovers	—	7,505
Depreciation	276	—
Pension liabilities	3,348	7,218
Currency hedges and interest rate swaps	2,623	—
Tax LIFO provision	1,663	4,311

	$16,349	$34,463
Deferred tax liabilities:
Purchased fixed assets and intangibles	(5,648)	(2,146)
Intangibles, accrued compensation, and benefits	(23,884)	(22,742)
Equity in FNSS earnings	(6,882)	(63)
Bofors in-country deferred taxes	—	(2,673)
Currency hedges and interest rate swaps	—	(302)
Engineering expenses	(13,430)	(20,088)
Depreciation	—	(4,110)

	(49,844)	(52,124)
Net deferred tax liability	(33,495)	(17,661)
Valuation allowance	(480)	(7,505)

Net deferred tax liability on balance sheet	$(33,975)	$(25,166)

      At December 31, 2004 the net deferred tax liability of $25.2 million represents net current and net non-current deferred tax liabilities of $20.0 million and $5.2 million, respectively. The net deferred tax liability at December 31, 2003 of $34.0 million represents net current and net non-current deferred tax liabilities of $16.3 million and $17.7 million, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004, due to the write-off of our investment in FNSS, we have established a $7.5 million valuation allowance for our foreign tax credit carry-forwards. At December 31, 2003 we established a $0.5 million valuation allowance which offsets approximately $1.2 million in capital loss carryovers. This amount was fully reversed in 2004 because we utilized the capital loss carry-forward. In 2002, we concluded that it was more likely than not that sufficient future taxable income would be generated to fully realize the deferred tax assets. Accordingly, in 2002, we reversed the offsetting valuation allowance in its entirety.
      Undistributed earnings of our Swedish subsidiary amounted to approximately $21.1 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 2004.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We paid $43.3 million and $79.1 million for income taxes, net of refunds, in 2003 and 2004, respectively.

12.	Fair Value of Financial Instruments
      The carrying amount of our financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair market value of our long-term debt was estimated to be $577.0 million and $524.9 million at December 31, 2003 and 2004, respectively, for the senior secured credit facility.
      Since the senior credit facility has variable rate debt, its fair value approximates its carrying amount.

13.	Significant Customer and Export Sales
      Sales to various agencies of the U.S. Government aggregated $1,361.5 million, $1,575.4 million, and $1,847.3 million, respectively, during the years ended December 31, 2002, 2003 and 2004 respectively.
      At December 31, 2003 and 2004, trade accounts receivable from the U.S. Government totaled $79.9 million and $107.8 million, respectively.
      Export sales, including sales to foreign governments transacted through the U.S. Government, were $240.3 million, $332.2 million, and $245.5 million during the years ended December 31, 2002, 2003 and 2004, respectively. In addition there were sales to foreign governments transacted by our foreign subsidiary of $107.2 million, $110.6 million and $136.2 million during the years ended December 31, 2002, 2003 and 2004, respectively.

14.	Related Party Transactions
      In October 1997, The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. as a wholly-owned entity in order to acquire our predecessor, United Defense, L.P. Beginning with our initial public offering in December 2001, Carlyle began to sell major portions of its United Defense holdings. On April 30, 2004 Carlyle completed the sale of its remaining United Defense shares. In connection with our initial public offering, we entered into agreements with Carlyle pursuant to which certain Carlyle entities had the right to designate up to four nominees for our Board of Directors, so long as Carlyle owned greater than 20% of our voting stock. By virtue of Carlyle’s sales of United Defense shares, such agreements have lapsed. Nonetheless, three individuals affiliated with Carlyle (Messrs. Carlucci, Clare, and Conway) were re-elected to our Board of Directors at our annual meeting on April 13, 2004, and Carlyle may thereby continue to influence our operations.
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
      In June 2002 we entered into an agreement with CPU Technology, Inc. (“CPU/T”) to purchase component and design services regarding electronic subsystems for the Bradley program. Our total purchases for the year ended December 31, 2004 were $1.3 million and we currently have $2.1 million in purchase orders with CPU/T. Certain Carlyle affiliates are minority stockholders of CPU/T and collectively have the right to appoint two of the six members of CPU/T’s board.
      As of December 31, 2004, Bofors had an agreement with QinetiQ to purchase component and design services regarding the production of combat vehicle ammunition. We paid $0.5 million to QinetiQ for design and analysis services for technology to be used in future combat systems during the year ended December 31,

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 and had $1.8 million in outstanding purchase orders at December 31, 2004. Carlyle holds a significant interest in QinetiQ.
      We recognized $17.6 million and $10.8 million of royalties, license fees and technical service fees during the year ended December 31, 2003 and 2004, respectively, from our Turkish joint venture. We have also paid our Turkish joint venture approximately $1.3 million for miscellaneous parts and kits for our M113 vehicles and Mk 25 canisters.
      Our subsidiary, HSI, purchases goods and services from various entities which are owned and controlled by its current officers or directors. Purchases are made pursuant to teaming agreements, other preferred supplier agreements, and purely competitive procurements. The aggregate amount of purchases by HSI from all related party businesses during the twelve months ended December 31, 2004 was $8.5 million. The aggregate amount of sales by HSI to all related party businesses during twelve months ended December 31, 2004 was $0.2 million. It is our policy that any transactions with related parties be on terms that are no less favorable than those available from unrelated third parties. The transactions with related parties entered into by our subsidiary HSI are on terms that we believe are consistent with this policy.

15.	Other Employee Benefit Plans
      Substantially all of our domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.8 million, $8.7 million, and $9.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      USMR maintains defined contribution savings and profit-sharing plans covering employees of its various locations who are eligible to participate in its plans upon meeting eligibility requirements. Costs charged to expense for these plans were $1.1 million for the period July 2, 2002 (the date we acquired USMR) through December 31, 2002, $2.8 million in the year ended December 31, 2003 and $3.6 million for the year ended December 31, 2004. During 2002, USMR also maintained a defined contribution deferred compensation plan covering certain executives. Total costs charged to expense were $0.3 million for the period July 2, 2002 through December 31, 2002. USMR made contributions to union-sponsored trust funds, which provide health, welfare, pension and other fringe benefits to employees covered by collective bargaining agreements. Company contributions totaled $1.2 million for the period July 2, 2002 through December 31, 2002, $2.9 million in the year ended December 31, 2003 and $4.0 million for the year ended December 31, 2004.
      Cercom and Kaiser Compositek, companies we acquired during 2004, maintain defined contribution savings plans covering all eligible employees. Cercom charged $0.02 million of costs to expense for the period March 1, 2004 through December 31, 2004. Kaiser charged costs of $0.09 million to expense for the period February 1, 2004 through December 31, 2004.

16.	Earnings Per Share
      Basic and diluted earnings per share results for all periods presented were computed based on the net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share and this number of shares was increased by the

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share.

	December 31,

	2002	2003	2004

	(In thousands except
	per share data)
Net income:
Net income for basic and diluted computations	$134,576	$140,648	$166,113

Average common shares outstanding:
Average common shares outstanding for basic computations	51,349	51,955	51,866
Dilutive stock options and restricted shares-treasury stock method	1,448	988	924

Average number of common shares outstanding for diluted computations	52,797	52,943	52,790

Earnings per share:
Earnings per common share—basic	$2.62	$2.71	$3.20

Earnings per common share—diluted:	$2.55	$2.66	$3.15

17.	Information on Business Segments
      We operate in two reportable business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use earnings before interest and taxes as the measure of financial performance for each segment.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary financial data for each of our business segments for the years ended December 31, 2002, 2003 and 2004 follow:

	December 31,

	2002	2003	2004

	(in thousands)
Sales:
Defense Systems	$1,469,961	$1,507,253	$1,719,357
Ship Repair and Maintenance	255,385	545,338	572,998

Total sales	1,725,346	2,052,591	2,292,355
Earnings related to investments in foreign affiliates:
Defense Systems	13,874	19,758	6,376
Ship Repair and Maintenance	—	—	—

Total earnings related to investments in foreign affiliates:	13,874	19,758	6,376
Depreciation and amortization:
Defense Systems	31,331	27,324	24,505
Ship Repair and Maintenance	9,787	20,513	24,156
Corporate	136	165	81

Total depreciation and amortization	41,254	48,002	48,742
Capital spending:
Defense Systems	17,341	21,123	32,297
Ship Repair and Maintenance	5,385	22,425	9,621
Corporate	46	62	468

Total capital spending	22,772	43,610	42,386
Income before interest and taxes:
Defense Systems	182,026	230,909	276,760
Ship Repair and Maintenance	18,501	30,839	37,394
Corporate	(20,402)	(22,380)	(21,282)

Total income before interest and taxes	180,125	239,368	292,872
Interest, net	(30,390)	(24,119)	(21,756)

Income before income taxes	$149,735	$215,249	$271,116

	2003	2004

Total assets:(a)
Defense Systems	$856,319	$840,552
Ship Repair and Maintenance	438,575	436,249
Corporate and eliminations	302,614	324,773

Total assets	$1,597,508	$1,601,574

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

	2003

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31,	June 30,	September 30,	December 31,

	(In millions, except per share data)
Sales	$466.5	$553.5	$507.9	$524.7
Gross Profit	103.9	106.3	107.6	95.1
Net income	38.3	36.1	37.4	28.8
Per Share Data:
Earnings per common share—basic	$0.74	$0.70	$0.72	$0.55
Earnings per common share—diluted	$0.73	$0.68	$0.71	$0.54

	2004

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31,	June 30,	September 30,	December 31,

	(In millions, except per share data)
Sales	$547.1	$576.3	$573.4	$595.6
Gross Profit	112.0	121.1	136.7	115.3
Net income	41.9	40.8	52.2	31.2
Per Share Data:
Earnings per common share—basic	$0.80	$0.78	$1.01	$0.61
Earnings per common share—diluted	$0.78	$0.765	$0.99	$0.60

19.	Subsequent Events

Stock Repurchase Program
      During January, 2005, the Company’s Board of Directors authorized an additional $100 million to be used under the Company’s share buyback program and extended the program for another 12 months.

Cash Dividend Declared
      In January, 2005, the Board of Directors authorized a quarterly dividend payment of $0.125 per share, commencing on March 1, 2005 to shareholders of record as of February 15, 2005.

Recent Developments (Unaudited)
      On March 6, 2005, we entered into an agreement and plan of merger (the “Merger Agreement”) with BAE Systems North America Inc. (“BAE”) and BAE’s wholly owned subsidiary, Ute Acquisition Company Inc. The Merger Agreement provides for BAE’s acquisition of the United Defense Industries, Inc. (the “Company”). The consummation of this transaction is subject to certain conditions, including the adoption of the Merger Agreement by the required vote of our stockholders and certain related regulatory approvals. If the Merger Agreement is approved by the Company’s stockholders and if the other conditions in the Merger Agreement are met, BAE’s wholly owned subsidiary will merge into the Company, which will be the surviving corporation, and each share of our common stock will be converted into the right to receive $75.00 in cash. For more information pertaining to the pending transaction with BAE, please refer to our current report on Form 8-K, filed on March 7, 2005, which is available at http://www.sec.gov.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
      As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Managements Report on Internal Control over Financial Reporting
      Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:
      (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and
      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

      Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report dated March 4, 2005 on management’s assessment of the Company’s internal control over financial reporting, which is included in this Item 9A, following our report.
      Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three companies acquired in 2004 (see Note 3 to the consolidated financial statements), which are included in the Company’s 2004 consolidated financial statements and constituted $56.5 million of total assets as of December 31, 2004, and $82.6 million of revenues for the year then ended. The audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of those same three companies acquired in 2004.

Thomas W. Rabaut, Chief Executive Officer

Francis Raborn, Chief Financial Officer

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on Internal Control over Financial Reporting
Board of Directors
United Defense Industries, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Defense Industries, Inc. (United Defense) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Defense’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three companies acquired in 2004 (see Note 3 to the consolidated financial statements) which are included in the 2004 consolidated financial statements of United Defense and constituted $56.5 million of total assets as of December 31, 2004, and $82.6 million of revenues for the year then ended. Our audit of internal control over financial reporting of United Defense also did not include an evaluation of the internal control over financial reporting of those same three companies acquired in 2004.
      In our opinion, management’s assessment that United Defense maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Defense maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of United Defense and our report dated March 4, 2005 expressed an unqualified opinion thereon.
McLean, Virginia
March 4, 2005

ITEM 9B.	Other Information
      None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2005. Information relating to certain filings on Forms 3, 4 and 5 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation
      The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions “Executive Compensation” and “Employment Agreements” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2005. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement are not incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2005.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2005.

ITEM 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with independent Public Accountants” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders which will be filed with the Commission no later than April 30, 2005.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are included as part of this Annual Report on Form  10-K:
           1. The index of financial statements has been included with Item 8.
           2. Financial statement schedules:
Schedule II:

		Additions

	Balance at	Charged to	Charged to
	Beginning	costs &	other		Deductions/	Balance at
Description	of Period	expenses	accounts		Payments	End of Period

	(In thousands)
Year Ended December 31, 2002:
Reserve for remediation and compliance costs	$14,255	$3,727	$9,500	(a)	$—	$27,482
Restructuring reserve	8,268	3,549	1,300		8,031	5,086
Litigation reserve	4,522	$540	—		1,869	3,193
Allowance for Doubtful Accounts	2,039	459	629		795	2,332
Tax Valuation Allowance	52,562	—	—		52,562	—

Total	$81,646	$8,275	$11,429		$63,257	$38,093

Year Ended December 31, 2003:
Reserve for remediation and compliance costs	$27,482	$7,388	$—		$1,707	$33,163
Restructuring reserve	5,086	843	—		1,781	4,148
Litigation reserve	3,193	—	—		3,193	—
Allowance for Doubtful Accounts	2,332	376	102		7	2,803
Tax Valuation Allowance	—	480	—		—	480

Total	$38,093	$9,087	$102		$6,688	$40,594

Year Ended December 31, 2004:
Reserve for remediation and compliance costs	$33,163	$1,467	$—		$2,246	$32,384
Restructuring reserve	4,148	—	346		1,434	3,060
Allowance for Doubtful Accounts	2,803	231	—		301	2,733
Tax Valuation Allowance	480	7,505	—		480	7,505

Total	$40,594	$9,203	$346		$4,461	$45,682

(a)	Liability was recorded in connection with our acquisition of USMR in July, 2002.
      All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.
           3. The index of exhibits is set forth below.
(b)

Exhibit
No.	Description of Exhibits

2.1(4)	Agreement and Plan of Merger by and among United Defense Industries, Inc., UDII Torch Acquisition Corporation, United States Marine Repair, Inc., and TC Group L.L.C. as representative dated May 27, 2002
3.1(1)	Second Amended and Restated Certificate of Incorporation of United Defense Industries, Inc.
3.2(6)	Third Amended and Restated Bylaws of United Defense Industries, Inc.
4.1(1)	Form of stock certificate of common stock
10.1(1)	Sub-Lease Agreement among the Louisville/ Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/ Jefferson County Development Authority, Inc. and United Defense, L.P., as supplemented by Modifications Nos. 1-12
10.2(8)	Modification No. 13 to the Sub-Lease Agreement among the Louisville/ Jefferson County Development Authority, Inc. and United Defense, LP, as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/ Jefferson County Development Authority, Inc. and United Defense, LP
10.4(8)	Amendment dated June 6, 2003 to the Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, LP, Armament Systems Divisions and the U.S. Government Naval Sea Systems Command
10.6(8)	Employment Agreement with Alexander J. Krekich, dated as of December 12, 2002
10.7(3)	Employment Agreement with Thomas W. Rabaut, dated as of May 21, 1999
10.8(1)	First Amendment to Employment Agreement with Thomas W. Rabaut, dated as of July 18, 2001
10.9(3)	Employment Agreement with Francis Raborn, dated as of May 21, 1999
10.10(1)	First Amendment to Employment Agreement with Francis Raborn, dated July 18, 2001
10.11(8)	Amended and Restated Credit Agreement dated as of August 13, 2001 and amended and restated as of July 2, 2002 among United Defense Industries, Inc., various lending institutions, Deutsche Bank Securities, Inc. and Lehman Brothers, Inc., as co-lead arrangers, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent and Citicorp USA, Inc., The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Documentation Agents
10.12(8)	United Defense Incentive Award Plan
10.13(2)	Form of Option Contract
10.14(5)	Amendment No. 1 to United Defense Stock Option Plan
10.15(5)	Amendment No. 2 to United Defense Stock Option Plan
10.17(1)	Management Incentive Plan
10.18(1)	UDLP Employees Pension Plan
10.19(1)	UDLP Excess Pension Plan
10.20(1)	Form of Retention Bonus Plan Award Letter
10.21(1)	Severance Pay Plan
10.22(8)	First Amendment to Credit Agreement dated as of November 19, 2003
10.23(7)	Indemnification agreements with each of the following directors and executive officers: Elmer Doty, John W. Hendrix, Keith B. Howe, Alan J. Krekich, David V. Kolovat, Dennis A. Wagner III, Frank C. Carlucci, Peter J. Clare, William E. Conway, Jr., C. Thomas Faulders, III, Adm. Robert J. Natter (Ret.), Gen. J.H. Binford Peay, III (Ret.), Thomas W. Rabaut, Francis Raborn, General John M. Shalikashvilli (Ret.)
23.1(10)	Consent of Ernst & Young LLP
31.1(10)	Certification of Chief Executive Officer
31.2(10)	Certification of Chief Financial Officer

Exhibit
No.	Description of Exhibits

32.1(10)	Certification of Chief Executive Officer
32.2(10)	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-71986) filed with the Securities and Exchange Commission on October 22, 2001.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.

(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Incorporated by reference to the Company’s Report on Form 8-K filed June 4, 2002.

(5)	Incorporated by reference to the Company’s Report on Form 10-Q for the year ended September 30, 2002.

(6)	Incorporated by reference to the Company’s Report on Form 8-K filed December 7, 2004.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed December 10, 2004.

(8)	Incorporated by reference to the Company’s Report on Form 10-K filed March 8, 2004.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed January 11, 2005.

(10)	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Francis Raborn

Francis Raborn
Chief Financial Officer and Principal Financial
and Accounting Officer of the Registrant
Dated: March 2, 2005
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Rabaut Thomas W. Rabaut	President, Chief Executive Officer and Director	March 2, 2005

/s/ Francis Raborn Francis Raborn	Vice President, Chief Financial Officer and Director	March 2, 2005

/s/ William E. Conway, Jr. William E. Conway, Jr.	Chairman of the Board	March 2, 2005

/s/ Frank C. Carlucci Frank C. Carlucci	Director	March 2, 2005

/s/ Peter J. Clare Peter J. Clare	Director	March 2, 2005

/s/ C. Thomas Faulders, III C. Thomas Faulders, III	Director	March 2, 2005

/s/ John M. Shalikashvili John M. Shalikashvili	Director	March 2, 2005

/s/ J. H. Binford Peay, III J.H. Binford Peay, III	Director	March 2, 2005

/s/ Robert J. Natter Robert J. Natter	Director	March 2, 2005