Form 10-Q
period 2005-03-31
UNITED DEFENSE INDUSTRIES INC
filed 2005-04-28
CIK 1051719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission File Number: 001-16821
UNITED DEFENSE INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its charter)

Delaware	52-2059782
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1525 Wilson Boulevard, Suite 700 Arlington, Virginia	22209-2411
(Address of Principal Executive Offices)	(Zip Code)

(703) 312-6100
(Registrant’s telephone number, including area code)
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      At April 15, 2005 there were 50,848,293 shares outstanding of the Registrant’s common stock, par value $.01 per share.

UNITED DEFENSE INDUSTRIES, INC.

UNITED DEFENSE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004	March 31, 2005

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$307,258	$287,375
Trade receivables, net	202,980	187,444
Long-term contract inventories	324,937	336,936
Other current assets	34,029	32,647

Total current assets	869,204	844,402
Property, plant and equipment, net	199,507	200,313
Goodwill, net	355,653	358,137
Intangible assets, net	9,956	9,757
Prepaid pension and postretirement benefit cost	120,459	118,451
Restricted cash	13,201	12,404
Other assets	33,594	33,188

Total assets	$1,601,574	$1,576,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52,043	$52,043
Accounts payable, trade and other	132,480	116,102
Advanced payments	372,889	367,388
Current tax liability	25,159	12,660
Deferred tax liability, net	20,000	20,499
Accrued and other liabilities	170,164	158,523

Total current liabilities	772,735	727,215
Long-term liabilities:
Long-term debt, net of current portion	472,904	459,894
Accrued pension and postretirement benefit cost	46,317	45,945
Deferred tax liability	5,166	4,923
Other liabilities	78,336	79,674

Total liabilities	1,375,458	1,317,651
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value, 150,000,000 shares authorized; 53,103,539 and 50,611,739 issued and outstanding at December 31, 2004; 53,338,426 and 50,846,626 issued and outstanding, respectively, at March 31, 2005	506	508
Additional paid-in-capital	198,083	213,525
Deferred compensation	(3,322)	(10,208)
Retained earnings	27,834	54,165
Accumulated other comprehensive gain	3,015	1,011

Total stockholders’ equity	226,116	259,001

Total liabilities and stockholders’ equity	$1,601,574	$1,576,652

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	March 31,

	2004	2005

Sales	$547,077	$544,060
Costs and expenses:
Cost of sales	435,087	437,442
Selling, general and administrative expenses	38,759	40,586
Merger related expenses	—	4,054
Research and development	6,553	4,743

Total expenses	480,399	486,825

Income from operations	66,678	57,235
Other income (expense):
Earnings related to investments in foreign affiliates	5,816	—
Interest income	973	1,822
Interest expense	(6,454)	(6,683)

Total other income (expense)	335	(4,861)

Income before income taxes	67,013	52,374
Provision for income taxes	25,130	19,677

Net income	$41,883	$32,697

Earnings per common share-basic	$0.80	$0.64

Weighted average common shares outstanding	52,400	50,752
Earnings per common share-diluted	$0.78	$0.63

Weighted average common shares outstanding	53,368	51,889
See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	(Loss)/Gain	Total

Balance, December 31, 2004	$506	$198,083	$(3,322)	$27,834	$3,015	$226,116
Issuance of restricted stock awards		7,558	(7,558)			—
Amortization of deferred stock compensation	—	—	672	—	—	672
Exercise of stock options	2	5,097	—	—	—	5,099
Tax benefit from stock options	—	2,787	—	—	—	2,787
Cash dividend ($0.125 per share)				(6,366)		(6,366)
Net foreign currency translation	—	—	—	—	(1,182)	(1,182)
Change in fair value of foreign currency and interest rate hedges, net of tax	—	—	—	—	(763)	(763)
Change in unrealized appreciation on investment	—	—	—	—	(59)	(59)
Minimum pension liability, net of tax						—
Net income for the three months ended March 31, 2005				32,697		32,697

Total comprehensive income						30,693

Balance, March 31, 2005	$508	$213,525	$(10,208)	$54,165	$1,011	$259,001

See accompanying notes.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2004	2005

Operating activities
Net income	$41,883	$32,697
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,754	6,758
Amortization of software	1,221	735
Amortization of other intangibles	1,720	1,598
Amortization of financing costs	759	555
Deferred tax provision	2,336	416
Changes in operating assets and liabilities, net of effect of acquisitions
Trade receivables	(54,399)	14,780
Inventories	30,288	(10,692)
Other assets	19,940	2,772
Prepaid pension and postretirement benefit cost	1,561	2,008
Accounts payable, trade and other	(24,615)	(15,086)
Advanced payments	1,861	(5,046)
Current tax liability	—	(12,532)
Accrued and other liabilities	7,286	(8,184)
Accrued pension and postretirement benefit cost	(3,686)	629

Cash provided by operating activities	32,909	11,408

Investing activities
Capital expenditures	(5,056)	(6,534)
Purchase of Engineered Plastic Designs, Inc., net of $0.2 million cash acquired	—	(7,997)
Purchase of Kaiser Compositek, Cercom and Hawaii Shipyards	(45,766)	—

Cash used in investing activities	(50,822)	(14,531)

Financing activities
Payments on long-term debt	(13,010)	(13,010)
Proceeds from sale of common stock	3,290	5,099
Dividend payment	—	(6,366)

Cash used in financing activities	(9,720)	(14,277)
Effect of exchange rate changes on cash	(2,688)	(2,483)

Decrease in cash and cash equivalents	(30,321)	(19,883)
Cash and cash equivalents, beginning of year	286,730	307,258

Cash and cash equivalents, end of period	$256,409	$287,375

See accompanying notes.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1.	Basis of Presentation
      The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31, 2004 presented in this quarterly report has been derived from the audited financial statements of United Defense Industries, Inc., but does not include all the associated annual disclosures required by generally accepted accounting principles. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly our financial position as of March 31, 2005 and the results of operations for the three months ended March 31, 2004 and 2005 and cash flows for the three months ended March 31, 2004 and 2005. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Summary of Significant Accounting Principles

Revenue and Profit Recognition for Contracts-in-Progress
      We use different techniques for estimating and recording revenues depending on the type and characteristics of the contract. Sales are recognized on most fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our DoD production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. However, under recent Bradley and M113 production contracts, sales are not recognized until the vehicles are fielded to individual U.S. Army (“Army”) units, because it is at that point that the risks and rewards of ownership are stipulated to be transferred. Fielding a vehicle refers to the final deprocessing activity such as verifying proper running condition, installing on-board equipment, and obtaining certified customer acceptance at their site of operation. This contractual provision extends the period of time during which these vehicles are carried as inventory and may result in an uneven distribution of revenue from these contracts between periods.
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

Stock-Based Compensation
      At March 31, 2005, we had a stock-based employee compensation plan, which is described more fully in our Form 10-K for the year ended December 31, 2004. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we record compensation expense over the vesting period in our consolidated

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements of operations if the option price is less than fair value of the common stock at the date an option is granted. Upon closing of our merger agreement with BAE Systems (See Note 13), all of the outstanding stock options and restricted shares will vest.
      The following table illustrates the effect on net income and earnings per share if we had elected to apply the fair value recognition provisions of FASB Statement No. 123 (as amended by SFAS 148), “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended
	March 31,

	2004	2005

	(In thousands, except
	per share data)
Reported net income	$41,883	$32,697
Add back: Compensation expense recorded, net of related tax effects	162	419
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,708)	(1,396)

Pro forma net income	$40,337	$31,720

Earnings per share:
Basic — as reported	$0.80	$0.64

Basic — pro forma	$0.77	$0.63

Diluted — as reported	$0.78	$0.63

Diluted — pro forma	$0.76	$0.61

Restricted Stock
      On March 2, 2005, the Board of Directors authorized the issuance of up to 266,700 shares of restricted stock. A portion of the awards (133,350 shares) vest on the passage of time and become fully vested on December 31, 2007. Compensation expense for those awards was measured on the fair value of $56.68 per share at the date of grant and is being amortized over the vesting period. During the quarter ended March 31, 2005, compensation expense related to these restricted stock grants was approximately $0.7 million. The remaining 133,350 shares are performance based shares and vest if certain financial targets are achieved by December 31, 2007. Compensation expense for the performance based awards will be recorded only if it becomes probable that the performance targets will be met and the shares will vest. The expense will be measured periodically based on the fair value of shares at each reporting period until the number of shares to be issued becomes known. As of March 31, 2005 we have not recorded any compensation expense related to the performance based awards. The restricted shares require no payment from the recipient employee or director.

Stock Repurchase
      In March 2004, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The total number of shares repurchased under the plan as of December 31, 2004 was 2,491,800 at an aggregate cost of $92.7 million, before expenses. In January 2005, the Board of Directors authorized the repurchase of up to an additional $100 million shares of our common stock. During the first quarter of 2005, no additional UDI shares were repurchased.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend
      In January, 2005, the Board of Directors authorized a quarterly dividend payment of $0.125 per share, which commenced on March 1, 2005 to shareholders of record as of February 15, 2005. We paid a dividend of $6.4 million on March 1, 2005.

New Accounting Pronouncements
      On October 13, 2004, the FASB reached a consensus on the effective date for SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires us to measure compensation cost for all share-based payments at fair value for annual periods beginning after June 15, 2005. We are currently evaluating the requirements and impact of SFAS 123R on the Company’s consolidated financial statements.
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
      Our investment in our 51% owned foreign joint venture in Turkey, FNSS Savunma Sistemleri A.S. is accounted for using the equity method because we do not control it due to our partner’s veto rights over most operating decisions, although we do have the ability to exercise influence over its operating and financial policies. Our share of the earnings from our investment in Turkey was $5.8 million and $0.0 for the three months ended March 31, 2004 and 2005, respectively. A dividend payment from FNSS in 2005 is unlikely. Since FNSS has completed its production contracts, its ability to pay dividends in future years is unclear. Consequently this deterioration in the outlook is viewed as other than temporary. We discontinued recognizing our share of the equity in earnings and wrote off our investment balance as of June 30, 2004.
      The following table reports financial results from the joint venture in Turkey:

	Three months ended
	March 31,

	2004	2005

	(In thousands)
Sales	$51,607	$1,800
Cost of sales	24,235	1,038
Net income	11,405	(3,849)

4.	Comprehensive Income
      Comprehensive income was $41.5 million and $30.7 million for the three-month periods ended March 31, 2004 and 2005, respectively. Comprehensive income consists primarily of net income, net foreign currency translation adjustments, and fair value adjustments of foreign currency and interest rate hedges, net of taxes.

5.	Long-term Debt
      We have a credit facility with various banks that includes $900 million of term loan facilities and a $200 million revolving credit facility. Outstanding borrowings on the term loan facilities were $511.9 million at March 31, 2005. The facilities bear interest at variable rates with a weighted average rate of 4.77% at

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005. These loans are due through 2009 and provide for quarterly principal and interest payments. Principal payments of $13.0 million were made during the first three months of 2005.
      Outstanding borrowings under the credit facility are guaranteed by certain of our subsidiaries and are secured by a lien on our present and future tangible and intangible assets.

6.	Pension and Other Post Retirement Benefits
      At December 31, 2004, we revised the discount rate assumption used in the determination of net pension and post retirement costs and benefit obligations from 6.0% to 5.75%. On January 1, 2005 the rate of return assumption used for the actuarial estimates of these benefit programs was unchanged at 8.5%. Components of Net Periodic Benefit Cost for the three months ended March 31, 2004 and 2005 include:

	Pension Benefits		Other Benefits

	2004	2005	2004	2005

	(In thousands)
Service cost	$4,775	$5,192	$386	$416
Interest cost	10,696	11,367	838	895
Expected return on plan assets	(14,154)	(15,121)	(1,363)	(1,456)
Amortization of prior service costs	458	458	34	130
Amortization of of net loss	1,390	1,930	5	40

Net periodic benefit cost	$3,165	$3,826	$(100)	$25

7.	Commitments and Contingencies

Termination Claims
      In 1994 the Army initiated the Crusader program to develop an integrated and extensively automated two-vehicle artillery system consisting of a 155mm, self-propelled howitzer and a resupply vehicle. During the lifetime of the program, we were the sole-source prime contractor for its design and development. The Army’s plan called for fielding of 480 Crusader systems, but in May 2002 the Secretary of Defense announced the termination of the program. We subsequently received Army funding to accomplish an orderly closeout of Crusader activities and transition key Crusader technologies to the Future Combat Systems (“FCS”) Non-Line-of-Sight Cannon (“NLOS-C”) program. Through March 31, 2005 we incurred $39.6 million of termination costs of which we have invoiced and recovered $36.3 million from the Army. In order to complete the Crusader termination process, we are negotiating a final termination settlement with the Army which we expect to conclude in due course.
      In 1997 we were awarded a contract to provide repairs and maintenance for the U.S. Navy (“Navy”) on mine-countermeasures class vessels that were home-ported in Ingleside, Texas. We established a ship repair operation on leased facilities to accomplish this contract as well as follow-on contracts which continued through 2004. During 2004, the Navy’s contract awards in Ingleside were protested by a competitor. Although we were not directly involved in this protest, the Navy elected to terminate our contract as well as other related ship repair contracts at Ingleside for the convenience of the government. We chose not to participate in re-procurement activities because this process is expected to be lengthy and costly. Our operation in Ingleside ceased in October 2004, and all employees were either relocated or terminated by December 2004. We plan to submit our termination claim to the Navy in the second quarter of 2005.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      As with compliance costs, a significant portion of our expenditures for remediation of existing contamination related to our operations consist of Allowable Costs. As of March 31, 2005, we had accrued approximately $32.3 million to cover investigation and/or remediation costs that may or may not be Allowable Costs. The amount accrued is based on management’s best estimates of the probable and reasonably estimable costs related to remediation obligations, although there is a possibility that amounts in excess of costs accrued may be incurred. The most significant of the estimated liabilities are related to ongoing remediation efforts described below.
      One of our largest ship repair operations is located in San Diego, California. Pursuant to a requirement from the California Regional Water Quality Control Board, we completed a study of sedimentary contamination in San Diego Bay. Once definitive clean-up criteria are established, we expect that we will be required to begin remediation procedures with respect to the contamination. We anticipate that the total cost associated with the remediation phase will range from $6 million to $9 million, although it is conceivable that costs could be as high as $32 million if the most stringent clean-up standard were to be adopted. Up to $9.1 million of such remediation costs, to the extent the costs are not recovered on United States Marine Repair’s (“USMR”)’s government contracts or from other responsible parties, may be recoverable from USMR’s former shareholders under an escrow arrangement established in 1997 when the San Diego operation was acquired by USMR. Also, a further $15 million escrow fund was established in our 2002 acquisition of USMR, which we believe is available in respect to USMR’s remediation exposure. We have asserted claims against both escrow funds, primarily on account of the potential remediation exposure at San Diego.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Since approximately 1941, we (and, prior to our formation, our predecessors) have operated a manufacturing and engineering facility in Fridley, Minnesota. The majority of the Fridley facility was historically owned by the Navy (the “Navy property”), but operated by us under contract with and on behalf of the Navy. In June 2004, we purchased the Navy property and most of the associated equipment. Since the early 1980’s, the Navy has expended more than $30 million in remediation costs, including site investigation, on and adjacent to the Navy property, and the Navy has indicated that it anticipates spending an additional $10 million on such matters at the site. The Navy has engaged us in discussions as to whether we should pay a portion of the expenses, and offered to resolve the matter if we would pay approximately $8.4 million for such purpose. We dispute any responsibility for such costs, and also believe that any remediation related costs that we may incur concerning the Navy property would constitute Allowable Costs. However, there is still uncertainty regarding the terms on which the matter might ultimately be resolved (whether by settlement, legal proceedings, or otherwise).
      Also located at the Fridley, Minnesota site, is an 18 acre tract of land south of the manufacturing and engineering facility used to dispose of plant wastes including industrial wastes from the 1940’s to 1969. Environmental investigations conducted at the property revealed soil and groundwater contamination was present. In 1987, a settlement agreement was reached with the U.S. Government whereby the Government made a lump sum payment for all past, present and future investigation and remediation costs with the provision any future response costs regarding this property would be unallowable as part of direct or indirect costing of government contracts. Presently, almost $9.4 million has been accrued to cover long-term operation, maintenance and monitoring costs related to response activities for this property.

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
      On January 13, 2005, we completed the acquisition of Engineered Plastic Designs, Inc., doing business as EPD Container Solutions (“EPD”), of Berthoud, Colorado, for $8.2 million. EPD is a full service provider of specialized containers for military munitions. The acquisition was complimentary to our existing Navy canister business, which will enable us to extend products to all military services as well as other aerospace applications.

9.	Earnings Per Share
      Basic and diluted earnings per share results for all periods presented were computed based on the net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share. The dilutive stock options and restricted shares for the quarters ended March 31, 2004 and 2005 were 968,000 and 1,137,358, respectively.

10.	Information on Business Segments
      We operate in two reportable business segments: Defense Systems and Ship Repair and Maintenance. USMR is categorized under the business segment “Ship Repair and Maintenance.” All other business operations are categorized as “Defense Systems.” We use income before interest and taxes as the measure of financial performance for each segment.
      Summary unaudited financial data for each of our business segments for the three months ended March 31, 2004 and 2005 follow:

	Three months ended
	March 31,

	2004	2005

	(In thousands)
Sales:
Defense Systems	$409,888	$408,718
Ship Repair and Maintenance	137,189	135,342

Total sales	547,077	544,060
Earnings related to investments in foreign affiliates:
Defense Systems	5,816	—
Ship Repair and Maintenance	—	—

Total earnings related to investments in foreign affiliates	5,816	—
Depreciation and amortization:
Defense Systems	5,641	5,637
Ship Repair and Maintenance	4,031	3,437
Corporate	23	17

Total depreciation and amortization	9,695	9,091
Capital spending:
Defense Systems	3,353	4,898
Ship Repair and Maintenance	1,485	1,591
Corporate	218	45

Total capital spending	5,056	6,534
Income before interest and taxes:
Defense Systems	70,139	59,333
Ship Repair and Maintenance	6,727	7,496
Corporate	(4,372)	(9,594)

Total income before interest and taxes	72,494	57,235
Interest, net	(5,481)	(4,861)

Income before income taxes	$67,013	$52,374

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2004	2005

	(In thousands)
Total assets: (a)
Defense Systems	$840,552	$837,201
Ship Repair and Maintenance	436,249	435,533
Corporate and eliminations	324,773	303,918

Total assets	$1,601,574	$1,576,652

(a)	Goodwill and other intangible assets and related amortization, and net pension and other post retirement benefits are included in the respective business segments. Corporate assets primarily include cash and cash equivalents and deferred financing costs.

11.	Income Taxes
      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.
      The provisions for income taxes for the three months ended March 31, 2004 and 2005 were $25.1 million and $19.7 million, respectively. The income tax provision in 2005 reflects an effective tax rate of 37.57%. Our effective tax rate fluctuates due to changes in permanent differences such as foreign tax credits, state taxes, and sales eligible for the extra territorial income tax exclusion and manufacturer’s deduction.

12.	Related Party Transactions
      In October 1997, The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. as a wholly-owned entity in order to acquire our predecessor, United Defense, L.P. Beginning with our initial public offering in December 2001, Carlyle began to sell major portions of its United Defense holdings. On April 30, 2004 Carlyle completed the sale of its remaining 4.5 million United Defense shares. In connection with our initial public offering, we entered into agreements with Carlyle pursuant to which Carlyle entities had the right to designate up to four nominees for our Board of Directors, so long as Carlyle owned greater than 20% of our voting stock. By virtue of Carlyle’s sales of United Defense shares, such agreements have lapsed. Nonetheless, three individuals affiliated with Carlyle (Messrs. Carlucci, Conway, and Clare) were re-elected to our Board of Directors at our annual meeting on April 13, 2004, and Carlyle may thereby continue to influence our operations.
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
      During the first quarter of 2005, we paid $0.1 million to compensate seven non-management members of our Board of Directors for service thereon.
      In June 2002 we entered into an agreement with CPU Technology, Inc. (“CPU/ T”) to purchase component and design services regarding electronic subsystems for the Bradley program. We currently have $1.7 million in purchase orders with CPU/ T. Certain Carlyle affiliates are minority stockholders of CPU/ T and collectively have the right to appoint two of the six members of CPU/ T’s Board of Directors.

UNITED DEFENSE INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We recognized $2.7 million and $1.5 million of royalties, license fees and technical service fees at March 31, 2004 and 2005, respectively, from our Turkish joint venture. We also had an agreement with our Turkish joint venture to purchase miscellaneous parts and kits for our M113 vehicles and MK 25 canisters; this agreement was completed during the first quarter of 2005.
      Our subsidiary, HSI, purchases goods and services from various entities which are owned and controlled by its current officers or directors. Purchases are made pursuant to teaming agreements, other preferred supplier agreements, and purely competitive procurements. The aggregate amount of purchases by HSI from all related party businesses during the three months ended March 31, 2005 was $1.6 million. The aggregate amount of sales by HSI to all related party businesses during the three months ended March 31, 2005 was $0.6 million. It is our policy that any transactions with related parties be on terms that are no less favorable than those available from unrelated third parties. The transactions with related parties entered into by our subsidiary HSI are on terms that we believe are consistent with this policy.

13.	Recent Developments and Subsequent Events
      On March 6, 2005, we entered into an agreement and plan of merger (the “Merger Agreement”) with BAE Systems North America Inc. (“BAE”) and BAE’s wholly owned subsidiary, Ute Acquisition Company Inc. The Merger Agreement provides for BAE’s acquisition of United Defense Industries, Inc. (the “Company”). The consummation of this transaction is subject to certain conditions, including the adoption of the Merger Agreement by the required vote of our stockholders and certain related regulatory approvals. If the Merger Agreement is approved by our stockholders and if the other conditions in the Merger Agreement are met, BAE’s wholly owned subsidiary will merge into the Company, which will be the surviving corporation, and each share of our common stock will be converted into the right to receive $75.00 in cash. For more information pertaining to the pending transaction with BAE, please refer to our current report on Form 8-K/A, filed on March 17, 2005, which is available at http://www.sec.gov and www.uniteddefense.com.
      On April 20, 2005, we completed the acquisition of 100% of the common stock of Corrosion Engineering Services, Inc. for an aggregate purchase price of $20.0 million plus expenses.

Item 2.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition — March 31, 2005
Special Note Regarding Forward Looking Statements
      Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our annual report on Form 10-K for the year ended December 31, 2004. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.
Overview
      United Defense is a leader in the design, development and production of combat vehicles, artillery systems, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense (“DoD”) and more than 40 foreign militaries, and is the leading U.S. provider of non-nuclear ship repair, modernization and conversion services to the U.S. Navy (“Navy”) and related government agencies. For many of our key DoD programs, we are either the sole-source prime contractor and systems integrator or have been selected as the subcontractor to provide a major element or system in the overall program. We conduct global operations through our manufacturing facilities in the United States and Sweden, our ship repair facilities in key homeport locations for the Navy, a manufacturing joint venture in Turkey, and co-production programs with various other governments and foreign contractors.
      The Carlyle Group (“Carlyle”) formed United Defense Industries, Inc. in October 1997 to facilitate the acquisition of United Defense, L.P., our predecessor entity. In July 2002 we acquired United States Marine Repair (“USMR”) from Carlyle. On April 30, 2004, Carlyle completed the sale of the final portion of its holdings of our common stock.
      We had a firm funded backlog of approximately $2.3 billion as of March 31, 2005, a substantial majority of which was derived from sole-source, prime contracts. Approximately 78% of our sales for the three months ended March 31, 2005 were to the U.S. Government, primarily to agencies of the DoD (excluding sales conducted under DoD Foreign Military Sales programs), or through subcontracts with other government contractors.
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

      During the quarter ended March 31, 2005, there were no material changes to our major programs from those described in our Form 10-K Report for the year ended December 31, 2004, other than normal additional funding as new contracts are negotiated and awarded. See, however, the discussion under “Emerging Trends and Uncertainties” below.
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

	Three months ended
	March 31,

	2004	2005

	(In millions)
Defense Systems:
Bradley Family of Vehicles	$112.4	$71.2
Naval Ordnance	73.5	74.2
Vertical Launch Systems	28.8	28.6
Future Combat Systems	67.4	44.8
Artillery Systems	27.2	29.5
Combat, Engineering & Recovery Vehicles	24.9	20.3
Assault, Amphibious Vehicles	7.0	42.8
Other	68.7	97.4

Total Defense Systems	409.9	408.8
Ship Repair and Maintenance	137.2	135.3

Total	$547.1	$544.1

      For a more detailed description of our business and principal operating programs, see our Form 10-K Report for the year ended December 31, 2004.
Emerging Trends and Uncertainties
      Regarding the U.S. Army’s Modularity initiative as it pertains to our ground combat vehicle business, we believe that the Administration’s proposed FY05 supplemental appropriation is likely to be enacted during our second quarter in a form which would, as indicated in our Form 10-K Report for 2004, provide approximately $1.2 billion for work on our vehicles, primarily Bradleys. The Army continues to envision a Modularity effort which would expand its current Bradley operating fleet by between 900 and 2000 vehicles. Such expansion would occur by reactivating Bradley vehicles which the Army currently holds in inactive storage. We are engaged in discussions with the Army regarding the proportion of such reactivated Bradleys which would be upgraded to A3 status or instead to lesser configurations such as the A2 Operation Desert Storm (A2-ODS), but we cannot yet ascertain what decision the Army will ultimately make. The Army’s choice regarding Bradley versions can have significant impact on our financial performance, since we anticipate that our per-vehicle revenue from an A3 upgrade would be $2 million or more, where as our per-vehicle revenue from an A2-ODS upgrade would be approximately $1 million.
Recent Developments
      On March 6, 2005 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAE Systems North America, inc. (“BAE”) and BAE’s wholly-owned subsidiary, Ute Acquisition Company, Inc. (“Ute”). Under the Merger Agreement, Ute would be merged into United Defense Industries, Inc.

(“UDI”), with UDI being the surviving entity and thereupon a wholly-owned subsidiary of BAE, and each share of UDI common stock would be converted into the right to receive $75.00 in cash. Consummation of the merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the requisite vote of our stockholders; (ii) approval of the Merger Agreement by the stockholders of BAE’s U.K. parent entity, BAE Systems plc; (iii) review and clearance by the Committee on Foreign Investment in the United States (“CFIUS”); and (iv) expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”).
      We have made substantial progress toward satisfying the major conditions to the merger. A proposal to adopt the Merger Agreement is to be voted on at our annual stockholders meeting scheduled for May 10, 2005, and detailed information regarding the merger is provided in the proxy statement which we filed with the SEC on April 6, 2005 and mailed to our stockholders. Regarding the CFIUS review, on March 16, 2005 we and BAE filed a joint notification with CFIUS regarding the merger, and on April 15, 2005 CFIUS responded that it had concluded its review and would permit the merger to proceed. Regarding the HSR antitrust review, on March 14, 2005 we and BAE filed the requisite antitrust notifications under HSR, and on April 13, 2005 the Department of Justice (“DoJ”) issued to us and to BAE a request for additional information (commonly known as a “second request”) regarding the proposed merger. The second request will have the effect of extending the HSR review period, and we do not know when DoJ will complete its review. We and BAE are cooperating with DoJ in order to expedite its review. Provided that the closing conditions are timely satisfied, we expect the merger to be completed by midyear.

Results of Operations
      The following table summarizes key income statement financial results:

	Three months ended
	March 31,

	2004	2005

	(In thousands)
Revenue:
Defense Systems	$409,888	$408,718
Ship Repair and Maintenance	137,189	135,342

Total Revenue	547,077	544,060
Cost of sales:
Defense Systems	312,422	317,423
Ship Repair and Maintenance	122,665	120,019

Total cost of sales	435,087	437,442
Gross Profit:
Defense Systems	97,466	91,295
Ship Repair and Maintenance	14,524	15,323

Total gross profit	111,990	106,618
Gross profit % of sales:
Defense Systems	23.8%	22.3%
Ship Repair and Maintenance	10.6%	11.3%

Total gross profit % of sales	20.5%	19.6%
Selling, general and administrative expenses:
Defense Systems	$30,962	$32,758
Ship Repair and Maintenance	7,797	7,828

Total selling, general and administrative expenses	38,759	40,586
Merger related expenses	—	4,054
Research and development	6,553	4,743

Income from operations	66,678	57,235
Earnings related to investments in foreign affiliates	5,816	—
Interest income	973	1,822
Interest expense	(6,454)	(6,683)

Net interest expense	(5,481)	(4,861)

Income before income taxes	67,013	52,374

Provision for income taxes	25,130	19,677

Net income	$41,883	$32,697

Revenue
      Revenue of $544.1 million for the three months ended March 31, 2005 was slightly lower than $547.1 million for the comparable period in 2004. Defense Systems segment revenue of $408.8 million compares with $409.9 million in the first quarter of 2004. Lower Bradley sales due to timing of deliveries, and lower FCS sales due to the completion of the Non-Line-of-Site Canon (“NLOS-C”) Concept Technology Demonstrator (“CTD”) contract in 2004, were offset by higher AAV and M113 deliveries. Ship Repair and Maintenance segment revenue of $135.3 million was slightly lower than the first quarter of 2004.

Gross profit
      Gross profit of $106.6 million for the three-month period ended March 31, 2005 was $5.4 million lower than the $112.0 million for the corresponding period in 2004. Gross profit as a percentage of sales for the three months ended March 31, 2005 was 19.6% compared with 20.5% for the same period in 2004. The Defense Systems segment’s gross profit rate for the three months ended March 31, 2005 and 2004 was 22.3% and 23.8%, respectively. The higher gross profit rate in 2004 is primarily attributable to the receipt of an $8.8 million dollar award fee for the CTD phase of the NLOS-C contract which was completed in 2004. The Ship Repair and Maintenance segment’s gross profit rate was 11.3% for the three months ended March 31, 2005 compared with 10.6% in the prior year period.

Selling, general and administrative expenses
      Selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 were $40.6 million and $38.8 million, respectively. The increase in 2005 was primarily due to inflation, higher stock compensation expense, and the inclusion of general and administrative expenses from Engineered Plastic Designs, Inc., the company we acquired in January 2005.

Merger related expenses
      In the three-month period ended March 31, 2005, we incurred $4.1 million in investment banking and consulting expenses related to our pending merger as described above.

Research and development
      Research and development spending was $4.7 million for the three months ended March 31, 2005 compared with $6.6 million for the corresponding prior period. Spending in 2005 was lower due to the redeployment of personnel from research projects to the FCS program.

Earnings from foreign affiliates
      We recorded no earnings from foreign affiliates for the three months ended March 31, 2005 compared with $5.8 million for the same period last year. During the second quarter of 2004, we determined that the likelihood of further dividends from our Turkish joint venture was unlikely since they no longer have a production contract. Consequently, we discontinued recognizing our share of the equity in earnings and wrote off our investment balance as of June 30, 2004.

Interest expense
      Net interest expense was $4.9 million in the three months ended March 31, 2005 compared with $5.5 million in the same period in 2004. The lower interest expense in 2005 was primarily due to a lower net debt level.

Provision for Income Taxes
      The income tax provision for the three-month period ended March 31, 2005 was $19.7 million compared with $25.1 million for the same prior period. The provision for income taxes is based on an estimated annual effective income tax rate of approximately 37.5% for both 2005 and 2004.
Liquidity, Capital Resources and Financial Condition
      Cash provided by operating activities was $11.4 million for the three-month period ended March 31, 2005 compared with $32.9 million in the same prior period, a $21.5 million decrease. The primary reasons for the decrease in 2005 were lower net income, $4.1 million in banking and consulting costs associated with our pending merger, inventory build up for M113 upgrades and Mk-45 and VLS production, and higher income tax payments which were partially offset by the reduction in accounts receivable.
      Cash used in investing activities was $14.5 million for the three-month period ended March 31, 2005 compared with $50.8 million in the prior year period. The lower level of investment in 2005 is primarily attributable to three acquisitions we made during the 2004 three-month period: Kaiser Compositek, Cercom, and Hawaii Shipyards for an aggregate of $45.8 million. In the 2005 three-month period, we acquired Engineered Plastic Designs, Inc. for $8.0 million, net of $0.2 million cash acquired.
      Cash used in financing activities was $14.3 million for the three-month period ended March 31, 2005, compared with $9.7 million in the same period in 2004, an increase of $4.6 million. The increase was due to the payment of a dividend of $6.4 million partially offset by higher proceeds from the sale of common stock.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — March 31, 2005
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

Interest Rate Risk
      Borrowings under our senior secured credit facility are sensitive to changes in interest rates. As of March 31, 2005 the weighted average interest rate on the $57.0 million Term A borrowings and on the $454.9 million Term B borrowings was 4.77%. Loans made pursuant to the Term A loan facility require equal quarterly amortization payments of $6.3 million, with a final payment due on August 13, 2007. Loans made pursuant to the Term B facility require quarterly amortization payments of $6.7 million until June 30, 2007, and $49.4 million each quarter thereafter, with the final payment being due on August 13, 2009. Given the $511.9 million debt level as of March 31, 2005, a 1.0% change in the weighted average interest rate would have an interest impact of approximately $5.1 million annually.

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
      As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

PART II
OTHER INFORMATION
March 31, 2005

Item 2.	Repurchase of Common Stock by the Issuer
      In March 2004, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase plan was announced on March 5, 2004 and expired on March 5, 2005. The total number of shares repurchased under the plan was 2,491,800 at an aggregate cost of $92.7 million.
      The following table provides the information related to our repurchase of common stock starting in May 2004.

			Total number of
			shares (or units)	Approximate dollar
			purchased as part	value of shares (or
	Total number	Average	of publicly	units) that may yet
	of shares (or units)	price paid	announced plans	be purchased under
Period	purchased	per share (or unit)	or programs	the plans or programs

				(In thousands)
April 1 to April 30, 2004	0	$—	0	$100,000
May 1 to May 30, 2004	269,500	$34.30	269,500	90,756
June 1 to June 30, 2004	599,300	$33.26	599,300	70,823
July 1 to July 30, 2004	65,200	$33.98	65,200	68,608
August 1 to August 30, 2004	160,100	$36.90	160,100	62,700
September 1 to September 30, 2004	535,400	$39.21	535,400	41,707
October 1 to October 31, 2004	648,700	$39.61	648,700	16,010
November 1 to November 30, 2004	213,600	$40.98	213,600	7,258
December 1 to December 31, 2004	0	$—	0	7,258
January 1 to March 5, 2005	0	$—	0	0
      In January 2005 our Board authorized the repurchase of an additional $100 million of our common stock during a one-year period, which will end on January 20, 2006. To date, no shares have been repurchased under this second authorization.

Item 6.	Exhibits
      Exhibits

2.1 Agreement and Plan of Merger, dated as of March 6, 2005, among United Defense Industries, Inc., BAE North America, and Ute Acquisition Company, Inc. (Incorporated by reference to exhibit 2.1 on our Form 8-K/A filed March 17, 2005).

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
Dated: April, 28, 2005